Form 10-K
period 1996-12-31
ENSTAR INC
filed 1997-03-21
CIK 1009515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29026

                                  ENSTAR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                   41-1831611
 (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)
     6479 CITY WEST PARKWAY
         EDEN PRAIRE, MN                  55344
 (ADDRESS OF PRINCIPAL EXECUTIVE        (ZIP CODE)
            OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 941-3200
                           -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                           -------------------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.25
                                   PAR VALUE

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO __ .

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 19, 1997 WAS APPROXIMATELY $7.6 MILLION BASED ON THE LAST SALE PRICE FOR THE COMMON STOCK AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM ON THAT DATE.

     AT MARCH 19, 1997, 3,306,000 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

                   DOCUMENT INCORPORATED                                PART OF FORM 10-K
                   ---------------------                                -----------------
PROXY STATEMENT FOR 1997 ANNUAL MEETING OF SHAREHOLDERS              ITEMS 10, 11, 12 AND 13

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]
================================================================================

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

THE COMPANY

     ENStar Inc. a Minnesota corporation formed in 1995 ("ENStar" or the "Company"), is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition is a manufacturer of connectivity devices used in local area network ("LAN") applications. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 23% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation.

     ENStar was formerly a wholly owned subsidiary of North Star Universal, Inc. ("NSU"). In connection with transactions (the "Reorganization Transactions") consummated pursuant to a reorganization agreement entered into between NSU and Michael Foods, Inc. ("Michael"), NSU transferred, on or prior to February 28, 1997, to ENStar certain of its assets, including its shares of common stock of Americable and Transition and its shares of CorVel, and certain other assets. Pursuant to the Reorganization Transactions, (i) NSU merged with Michael and
(ii) the outstanding common stock of ENStar (the "ENStar Common Stock") was distributed to the shareholders of NSU (the "Distribution"). As a result of the Distribution, ENStar ceased to be a subsidiary of NSU and became a publicly owned company whose stock is quoted on the Nasdaq National Market under the symbol "ENSR." In connection with the Reorganization Transactions, Michael has agreed to pay in full certain indebtedness of NSU assumed by ENStar in the aggregate amount of approximately $27.2 million as of March 19, 1997 (the "Michael Assumed Indebtedness") within six months of consummation of the Reorganization Transactions. Michael has notified holders of the Michael Assumed Indebtedness that it intends to redeem such indebtedness on April 15, 1997. In connection with the Reorganization Transactions, ENStar agreed to indemnify Michael against certain losses arising from the Reorganization Transactions and to assume certain liabilities of Michael. See "-- Reorganization Transactions."

     The Company directly employs seven management and administrative employees.

UNCONSOLIDATED SUBSIDIARY

     CorVel. Since its initial public offering in June 1991, CorVel has been operated as an independent company. As a less-than-majority-owned subsidiary of NSU, CorVel's operations have not been consolidated with ENStar, and ENStar's investment in CorVel is accounted for under the equity method of accounting. The following summary of CorVel's business has been prepared from information reported by CorVel. Additional information regarding CorVel is available from the reports and other documents prepared and filed by CorVel with the Commission.

     CorVel is an independent nationwide provider of medical cost containment and managed care services designed to address escalating medical costs. CorVel's services include preferred provider organizations, automated medical fee auditing, medical case management, independent medical examinations, utilization review and vocational rehabilitation services. Such services are provided to insurance companies, third party administrators and employers to assist them in managing the medical costs and monitoring the quality of care associated with medical claims.

     Since its initial public offering in June 1991, Jeffrey J. Michael and Peter E. Flynn, have been members of the Board of Directors of CorVel. Based on the past service of Messrs. Michael and Flynn on CorVel's Board of Directors and the Company's position as a significant shareholder of CorVel, the Company believes that Messrs. Michael and Flynn will continue to serve as members of the CorVel Board of Directors and be nominated for re-election to the CorVel Board at the next annual meeting of stockholders of CorVel. There are no agreements, however, between ENStar and CorVel or any of CorVel's stockholders requiring the nomination of Messrs. Michael and Flynn or any designees of ENStar for election as directors of CorVel.

     In connection with the Distribution, ENStar transferred all of its CorVel Common Stock to Americable to satisfy certain federal income tax requirements relating to the Reorganization Transactions. Neither ENStar nor Americable has any agreement with CorVel requiring CorVel to register the shares of CorVel Common Stock. In the absence of registration of its CorVel Common Stock, the ability of ENStar to sell the holdings of CorVel Common Stock will be limited to sales pursuant to Rule 144 of the Securities Act, and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of ENStar to sell a large portion of holdings of CorVel Common Stock at a given time.

OPERATING SUBSIDIARIES

GENERAL

     Americable. Americable was organized as a Minnesota corporation in 1981 and was acquired by NSU in December 1986. Americable is a provider of networking and connectivity products and services used in providing solutions for customers operating a wide range of data communications systems. Americable's operations are organized into two primary business units, Americable Network Technologies and Americable Distribution, which are described in more detail below.

     As a network integrator, Americable Network Technologies provides products and services designed to build and manage LAN and WAN infrastructures for large and medium sized end-users. These networking services include planning, implementation, maintenance, security and product fulfillment. Following the completion of the Reorganization Transactions, Americable's network integration business was renamed ENStar Networking Corporation. Americable offers customized, integrated solutions to meet its customers' LAN/WAN needs through a combination of a broad range of network electronics and software from leading manufacturers and through high-quality technical services.

     As a value-added distributor, Americable supplies a wide array of voice and data communication related products such as cable (both copper and fiber optic), cable assemblies, components (blocks, jacks, connectors, patch cords, patch panels) and networking hardware. The principal focus of Americable's distribution business, conducted primarily through National Distribution Sales in Minneapolis, Minnesota, is to provide quality products, prompt reliable delivery of such products and strong customer service both before and after the products are sold. Americable sells to a wide range of customers throughout the United States in the voice and data communications aftermarket, including resellers, other distributors, systems integrators, installers and end-users.

     Through Americable Custom Products, Americable manufactures a wide variety of cable assemblies, subassemblies and specialty products for its customers. While some of these products are manufactured to standard specifications for sale by Americable through its distribution business, most are custom designed and manufactured by Americable to customer specifications. These customer designed products are manufactured for both end-users and OEMs.

     Americable has historically been a distributor of connectivity and networking products. As part of its business strategy, Americable has recently focused on increasing its level of service revenues, which are generally more profitable. Service revenue is primarily derived from network integration services such as network management, maintenance, design and implementation. Americable intends to implement this strategy through continued internal investments in additional sales, engineering and technical personnel at existing and new geographic locations in order to enhance its ability to satisfy the changing technology requirements of its customers.

     Transition. Transition develops, manufactures, markets and supports a broad line of data networking hardware products that provide physical connectivity for LANs and mini- and mainframe networks. Physical connectivity devices enable computing and other electronic devices to communicate over a LAN. These devices include high-speed switches, managed and unmanaged hubs, transceivers, media converters and other related networking devices.

     Transition's products include intelligent hubs and switches, passive and active terminal network products, including baluns, media converters and transceivers, unmanaged Ethernet and Token Ring hubs and related host modules, multi-port multi-media repeaters, network adapter cards and other passive devices. Transition sells its products to a number of volume distributors and VARs throughout the United States and certain countries world-wide. The customers that purchase Transition products through its network of distributors and VARs include system integrators, installers and end-users.

     Historically, in excess of 90% of Transition's revenues have been derived from the sale of its terminal and basic LAN products. These products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its advanced LAN products in an effort to increase sales with existing customers and participate in broader market opportunities. Due to the increasing design and manufacturing complexities associated with the integration of technologies, the development of advanced LAN products require a more substantial investment in engineering personnel and related costs. As a result, Transition's future operations are highly dependent on its ability to introduce advanced LAN products on a timely basis that meet customer demands.

INDUSTRY

     A growing number of organizations are re-engineering their businesses and are using PC-based network technology to enhance productivity. PC networks increase speed and flexibility, provide improved functionality to end-users and provide greater productivity, often at lower costs. The growth in demand for personal computers, along with recent advances in networking technology, have led to an increase in demand for interconnected LANs and WANs. Such networks facilitate efficient and rapid data communications among connected work groups and departments providing for more effective utilization of information and computing resources. As LANs have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet and Token-Ring.

     More recently there has been an increasing demand to connect users of LANs in other geographic areas using WANs. Applications such as online services, electronic mail, sharing of databases, multi-site product development and transaction processing are leading the demand for the inter-networking of LANs and WANs. The integration of LANs and WANs requires data communication products which efficiently, reliably and quickly transmit data to appropriate locations.

     In the face of this rapidly changing technological environment, the decision-making process that organizations face when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options with shortening life cycles. Although networks enhance business productivity, they typically present complex management problems and increased administrative costs. Thus, many organizations find it increasingly difficult and costly to maintain the internal infrastructure needed to support their networks. As a result of these trends, companies increasingly seek to outsource the management and support of their PC network infrastructure.

     According to Data Com Market Forecast, it is estimated that in 1997 the overall market in the United States for networking products and services was approximately $80 billion.

BUSINESS STRATEGY

     Americable. Americable's objective is to be a leading provider of a complete range of network products and services to medium to large sized enterprises throughout the United States. To meet this goal, Americable believes it must seek to maintain its current customer relationships and continually expand its customer base in the regions in which it operates, continue to develop strong relationships with its key suppliers, look for opportunities to expand its branch locations and develop and enhance its value-added service offerings.

     During 1996, approximately 5,000 customers purchased products or services from Americable. Management at Americable believes that preserving and enhancing these relationships is a constant priority. Continuous quality improvement in its operations along with expansion and enhancement of its product and service offerings are some of the means that Americable utilizes to enhance its customer relationships.

     Management at Americable also believes that developing strong relationships with the leading manufacturers of networking products allows Americable to offer its customers name brand products that provide the best value in meeting their networking needs. Americable has developed relationships with leading manufacturers within each of its principal product lines, such as Bay Networks, Inc., AMP Incorporated and Berk-Tek Inc. and seeks to add new relationships to expand its value-added service capabilities. Americable believes that utilizing a select range of suppliers allows it to provide superior customer service because its technical personnel are more familiar with the products sold and because such high quality products are generally more reliable. Further, such strong relationships result in greater continuity of product supply.

     From 1991 to 1996, Americable's domestic sales have increased from $27.6 million to $48.7 million. This increase in sales has been generated through internal growth at Americable's four principal locations in Atlanta, Chicago, Dallas and Minneapolis, primarily as a result of the addition of new sales, engineering and technical personnel. Also during 1995, Americable opened smaller satellite offices in Milwaukee, Wisconsin and Fargo, North Dakota. Americable plans to continue its growth strategy through the addition of new sales, engineering and technical personnel in both existing locations and new geographic markets. Americable also intends to look for opportunities to acquire businesses in the same or related industries in an effort to expand geographically or enhance its value-added service offerings.

     Since 1989, Americable has made substantial investments in the development of its value-added networking capabilities primarily through the addition of engineering and technical personnel. During 1995, Americable introduced a number of service offerings designed to provide its customers with customized integrated solutions to meet their unique network computing needs. Revenues from technical services and installation in 1996 represented 8% of Americable's total revenues, of which approximately 2% represents services performed by Americable personnel. The remaining portion of these services are rendered primarily through subcontractors engaged by Americable. Americable expects to continue utilizing the services of outside contractors in addition to its internal personnel in meeting its customers' needs. Americable believes there are opportunities to increase Americable's overall gross margins by increasing the volume of services that it currently offers to its customers and intends to focus on increasing its service revenues.

     Transition. The market for Transition's products is characterized by rapid technological change, constantly evolving industry standards and rigorous competition with respect to timely product innovation. Because the introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable, Transition believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis. Transition seeks to identify niche market opportunities for new or enhanced products and quickly respond by offering a new or enhanced product that may have greater capabilities, better functionability or flexibility, greater ease of use or equivalent capabilities or functionability but a lower price point than other competitive products.

     As LANs have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet, Token-Ring and Fiber Distributed Data Interface ("FDDI"). Transition has developed the majority of its LAN products using industry standards, primarily Ethernet. Ethernet's cabling media has evolved from coaxial cable to its associated 10BaseTL fiber optic cabling. Management at Transition believes that the LAN/WAN products market will continue to be driven by the migration of end-users to new applications that demand more speed and flexibility. Accordingly, Transition's research and development efforts have been targeted at high speed (100Mbs+) LANs and the integration of LANs and WANs into a single platform.

PRODUCTS AND SERVICES

     Americable. The following is a summary of Americable's consolidated sales by principal product group for 1996:

                                                  AS A PERCENT OF SALES
                                                  ---------------------
Networking Products...........................             51%
Services and Installation.....................              8%
Cable Assemblies..............................             15%
Bulk Cable....................................             12%
Other Connectivity Products...................             14%

     In an effort to offer its customers a "One Company, One Call" solution, each of the above products and service groups is delivered through one or both of Americable's operating units. Each unit works in concert with the others to leverage Americable's product and service offerings across its broad customer base. Set forth below is a description of each unit's operations and market focus.

     Americable Network Technologies

     Through Americable Network Technologies, Americable provides products and services designed to build and manage LAN and WAN infrastructures for large and medium sized enterprises. As a network integrator, Americable offers the following customized, integrated LAN/WAN solutions:

     - Network Planning -- Through the combination of its advanced engineering and project management teams, Americable assists its customers with project planning including requirements design, detailed design and implementation planning. These services are either offered as part of an overall project or arranged separately as a billable service.

     - Network Implementation -- Americable supplies, implements and supports a select range of suppliers of electronics and software platforms from manufacturers such as Bay Networks, Inc., 3Com Corp., Cisco Systems Inc., Shiva Corp., Microsoft Corp., Sun Microsystems Inc. and Compaq Computer Corporation. Americable's line of network products include concentrators, hubs, switches and routers for both existing and emerging technologies such as Ethernet, Token Ring, FDDI, Fast Ethernet and Asynchronous Transfer Mode ("ATM"). Americable also offers remote access products and services that allow the end-user to operate outside of his or her office while still being able to connect to his or her LAN.

     - Network Management -- Americable provides and installs network management systems that provide its customers with the capability of network troubleshooting, diagnostics, security, optimization and proactive network maintenance all from a single workstation. Americable installs Bay Networks, Inc.'s Optivity network management software, and can also supply each of the four industry-leading network management system (NMS) platforms including: Hewlett Packard's OpenView/UNIX and OpenView/DOS, Sun Microsystems' SunNet Manager, IBM's NetView/6000 and Novell's NetWare Management System (NMS). Through its Technical Response Center, (TRC), Americable also offers its customers the capabilities for remote network management, diagnostics and security.

     - Structured Wiring Systems -- Americable provides project management, design and implementation of structured wiring systems for data communications.

     - Network Maintenance -- Americable provides a broad line of maintenance services including fixed fee network support, telephone support, guaranteed response times, next business day on-site response for problem resolution, "spare-in-the-air" hardware replacement and cabling system diagnosis and repair. Through the TRC Americable can provide remote diagnostic capabilities as part of its maintenance services. The TRC is capable of receiving a customer call, remotely diagnosing the problem, searching for an application solution and, if necessary, dispatching a regional engineer to perform on-site troubleshooting. In addition, Americable offers several fixed price service offerings for preventative maintenance such as CASE (Cable Analysis Service) and EASE (Enterprise Analysis Service).

     - Network Security -- Americable offers a wide-range of security services for customers with Internet and intranetwork applications. Such services includes policy development, physical security planning, security verification, network and systems security, employee security, remote access security and security management. Americable is an authorized reseller of the CheckPoint Fire Wall - 1, a security product offered by CheckPoint Software Technologies, Ltd., in addition to products offered by Internet Security Systems Inc. ("ISS") and Security Dynamics Technologies, Inc.

     Americable is committed to providing networking products, services and systems to customers of all sizes in the geographic areas served by its four principal regional offices. Sales from Americable Network Technologies constituted approximately 77% of Americable's net sales in 1996. In addition to value-added distribution sales, Americable Network Technologies will oversee the design and implementation of projects involving multiple LANs across a WAN, consisting of multi-vendor hardware products and several thousand nodes. Value-added projects generally range in size from $10,000 to $500,000. During 1996, sales derived from value-added projects and services consisted of approximately 17% of Americable's net sales. Value-added projects and services sales include sales of products such as bulk cable, cable assemblies and networking devices and services such as training, installation and maintenance.

     Americable Distribution

     Through its distribution business, operated principally through National Distribution Sales, Americable maintains a wide variety of high-quality products in its inventory. Product inventory ranges from connectivity products such as bulk cable, connectors, patch panels, racks and other cable accessories to more complex networking electronic devices such as concentrators, hubs, switches and routers. As a distributor, Americable generally inventories products from multiple manufacturers. Principal manufacturers of connectivity products include Berk-Tek, Inc., Amp Incorporated, General Cable Corp., The Siemon Company and Leviton Manufacturing, Inc. In addition, in an effort to reduce its inventory levels, Americable purchases a number of networking products through large distributors such as Tech Data Corporation, Gates/Arrow and Ingram Micro, Inc.

     Americable also maintains an integrated, real-time, on-line computerized system for order entry, fulfillment and inventory control. This on-line computer system allows sales personnel to advise customers over the phone of product specifications, availability and order status. All orders are normally shipped within 24 hours of receipt and, when necessary, can be shipped on a "same-day" basis.

     National Distribution Sales seeks to add value for its customers by providing superior customer service. All of Americable's sales representatives and other sales and marketing personnel are trained to assist customers in product selection, implementation and system upgrading and expansion. The National Distribution Sales sales representatives are supported by the technical staff of Americable Network Technologies, who have a broad range of expertise in various networking technologies.

     National Distribution Sales services customers of all sizes in the voice and data communications aftermarket. Customer orders range in size from under $50 to several hundred thousand dollars. Average order size of the division during 1996 was approximately $700. The distribution business of Americable (including sales of cable assemblies) constituted approximately 23% of Americable's net sales in 1996.

     As a natural extension of its distribution business, and consistent with Americable's marketing strategy to be a single-source provider for its customers, Americable Custom Products provides manufacturing capabilities to satisfy the individual needs of those customers that may require custom or specialty cable assemblies. Americable, working to its customers' specifications, can manufacture custom designed products such as copper, fiber-optic, small computer system interface (SCSI) and AS/400 cable assemblies and subassemblies.

     All Americable manufactured products are subject to strict quality control standards to insure that they are of the same high quality as other, vendor manufactured, distributed products. Americable is in the process of implementing the quality standards of ISO 9002 for its manufacturing and primary distribution operation in Minneapolis. ISO 9002 is an international protocol for documenting processes and procedures used in establishing a consistent manufacturing quality system.

     Sales from Americable Custom Products are generated from both end-user and OEM customers. For 1996, sales to OEM customers constituted approximately 24% of total cable assembly sales and approximately 4% of Americable net sales.

     Transition. Transition's products encompass three inter-networking and physical connectivity product families, which include (i) passive and active terminal network products, (ii) basic LAN products and (iii) advanced LAN products. These products encompass LAN and WAN components, which allow Transition to offer work-group and enterprise-wide networking solutions. The following table sets forth the percentage of sales attributable to each product family:

                                                              AS A PERCENT OF SALES
                                                              ---------------------
Terminal network products...................................           23%
Basic LAN products..........................................           62%
Advanced LAN products.......................................           15%

     The terminal products family of products includes both passive and active connectivity devices such as baluns, media converters, and transceivers that attach personal computers to a network, thereby enabling the user to communicate with other users in the LAN. In addition, Transition's "PowerStar" line of active hubs provide cost-effective solutions for converting a S/3X or AS/400 Twinax daisy chain topology to an unshielded twisted pair star topology, thereby improving network reliability and flexibility.

     Transition's basic LAN product line includes unmanaged Ethernet and Token Ring hubs and related host modules; multi-port multi-media repeaters that regenerate the signal, thereby allowing expansion capabilities and providing connectivity and management of the different cabling schemes used throughout a LAN; network adapter cards that provide direct connection from the personal computer to a LAN; and other passive devices that provide a structured wiring system for mini- and mainframe computer environments. Transition has developed its Ethernet and Token Ring LAN products using industry standards.

     The advanced LAN product family of Transition is a potentially high growth product area with devices that utilize computer processors and sophisticated internal software to manage and direct information across complex networks. Transition's advanced LAN products are led by a multi-function hybrid bridge/router that allows high speed switching across networks. This group of products also includes manageable, stackable Ethernet and Token Ring hubs. Transition believes that as network centric systems continue to grow in sophistication, this product area will provide additional revenue opportunities. The majority of Transition's research and development has been concentrated in advanced LAN products with new offerings planned for 1996. Transition expects a significant portion of its sales growth in the future will be derived from the introduction of new advanced LAN products. However, there can be no assurance that Transition will be able to develop and introduce new LAN products in a timely manner or at all or that any such products will gain market acceptance and that the sales growth will be achieved.

MARKETING AND CUSTOMERS

     Americable. Americable provides its products and services to customers in various industries including health care, financial services, manufacturing and education. Americable also sells products to a number of installers, resellers, other distributors and system integrators. Customer relationships are developed both face-to-face and via the telephone.

     Americable's marketing strategy is two-tiered. A national effort is centered on telemarketing through National Distribution Sales in Minneapolis, Minnesota. Additionally, Americable operates each of its business units from its four principal regional offices in order to provide its customers in each region the full array of value-added networking products and services offered by the company.

     Americable employs 20 outside sales representatives in addition to 40 telemarketing and sales support representatives. The sales force is supplemented by 50 regional technical service engineers and technicians and two corporate product managers. Americable sales representatives undergo continuous training and attend company-sponsored classes in order to enhance their technical expertise and marketing techniques. Also, many of Americable sales and technical personnel attend vendor-sponsored training and education programs mandated by such vendors in order for Americable to qualify as an authorized reseller of their products.

     Americable also uses direct mailings, brochures and catalogs in marketing the products that it distributes. Americable's catalog, which generally is published every 18 months, is designed to provide end-users with not only product specifications, but additional technical information to assist them in connection with their system design. Americable's latest catalog was released in April 1996.

     During 1995 and 1996, Mayo Foundation accounted for approximately 11% and 14%, respectively, of net sales. In addition, in 1995 and 1996, Americable derived approximately 61% and 65%, respectively, of its sales from its largest 100 customers.

     Transition. Transition distributes its products through a number of volume distributors and VARs throughout the United States and in over 50 countries worldwide. Distributors and VARs purchase Transition's products at standard discounts based on certain volume-based incentive programs. Transition's international sales have accounted for a substantial portion of its sales growth, coming primarily from the United Kingdom, South Africa, Australia and Sweden. During 1995 and 1996, revenues from outside the United States accounted for approximately 37% and 35%, respectively, of net sales.

     Transition's continued growth will be dependent, in part, upon its ability to expand its domestic and international distributor base with high quality VARs. A significant benefit for a distributor or VAR is that Transition does not sell directly to end-users. Transition's distributors and VARs carry other products that are complementary to, and compete with those of Transition, and these non-exclusive distributors and VARs may choose to give higher priority to products of other suppliers or competitors.

     Transition has several marketing programs to support the sale and distribution of its products. Its marketing programs are designed to generate sales leads for its distribution channels, as well as to enhance brandname recognition. Transition's marketing activities include frequent participation in industry trade shows, advertising in major trade publications, public relations campaigns, the distribution of sales literature and product specifications, and ongoing communications with its distributors. In addition, Transition offers comprehensive pre- and post-sales technical support, distributor/VAR product training, and a strategic test partner program. Transition utilizes reseller incentive programs such as co-op funds to increase localized print advertising and name recognition.

RESEARCH AND DEVELOPMENT

     Transition. Transition performs all of its research and development activities at its headquarters in Eden Prairie, Minnesota. Transition believes that its future success depends on its ability to achieve market acceptance of new product offerings, especially in the advanced LAN products area. The engineering staff has increased by 36% since the end of 1994, to accelerate development in this area. Although there can be no assurance that its development efforts will result in commercially successful products, Transition intends to continue to make substantial investments in the development of new and enhanced products. Research and development expenses were approximately $1.2 million (10% of net sales) in 1994, $1.0 million (7% of net sales) in 1995 and $1.5 million (9% of net sales) for the year ended December 31, 1996. For 1997, Transition has budgeted research and development expenses of approximately $1.9 million.

MANUFACTURING

     Americable. Americable's manufacturing operations consist of the manufacture of custom or specialty cable assemblies including copper, fiber-optic, small computer system interface (SCSI) and AS/400 cable assemblies and subassemblies.

     Transition. Transition's manufacturing operations consist primarily of the final assembly and quality control testing of materials, components and subassemblies. Transition uses third parties to perform printed circuit board assembly. Transition's products include certain components that are currently available from single or limited sources and may require long order lead times. Any reduction in supply or substantial change in costs of components could affect Transition's ability to deliver its products in a timely and cost-effective manner and may adversely impact Transition's operating results.

COMPETITION

     Americable. Americable faces substantial competition within each of its business segments from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Americable. Americable Network Technologies faces competition from large system integrators such as CompuCom Corporation, Vanstar Corporation and a significant number of smaller regional and network integrators. Significant competitors in the National Distribution Sales unit's business include Anixter International, Inc. and Anicom, Inc. The products of Americable Custom Products are not protected from competition by virtue of any proprietary rights such as trade secrets or patents. Americable Custom Products encounters competition from domestic companies such as Kent Electronics Corporation and a number of smaller domestic companies, in addition to a number of products manufactured outside the United States.

     Transition. The industry in which Transition operates is highly competitive, and Transition believes that such competition will continue to intensify. The industry is characterized by rapid technological change, short product life-cycles, frequent product introductions and evolving industry standards. Transition competes with a number of independent companies focused on designing and manufacturing products for the LAN market, including, among others, 3Com Corp., Bay Networks, Inc., Cabletron System, Inc., Allied Telesyn International, and Digi International. Most of Transition's competitors are established companies with significantly greater financial resources, more extensive business experience, and greater market and service capabilities than Transition. There can be no assurance that Transition will be able to compete successfully.

     Transition's ability to compete successfully depends upon its ability to adapt to market changes on a timely basis. There are many networking products currently being offered in the market segments in which Transition competes. Transition believes that customers evaluate competing products on the basis of required product features for a particular installation, performance, price and ease of use. In addition, after installation, customers evaluate the suppliers' ability to provide readily accessible on-site/remote technical support, if required, and its reliability when deciding on future orders for additional equipment. Failure to obtain significant customer satisfaction or market share could have a material adverse effect on Transition.

REORGANIZATION TRANSACTIONS

     Pursuant to the Reorganization Transactions, NSU merged with Michael and the outstanding ENStar Common Stock was distributed to the shareholders of NSU in the Distribution. As a result of the Distribution, ENStar ceased to be a subsidiary of NSU and became a publicly owned company whose stock is quoted on the Nasdaq National Market under the symbol "ENSR."

     In connection with the Reorganization Transactions, Michael has agreed to pay in full all Michael Assumed Indebtedness within six months of consummation of the Reorganization Transactions. Michael has notified holders of the Michael Assumed Indebtedness that it intends to redeem the Michael Assumed Indebtedness on April 15, 1997. Michael also agreed to pay, perform and discharge all liabilities of NSU arising at any time prior to February 28, 1997 (the effective date of the Reorganization Transactions (the "Effective Date"), other than the following liabilities retained by NSU: (i) liabilities arising from the assertion of dissenters rights by NSU shareholders in connection with the Reorganization Transactions, and (ii) obligations under certain agreements entered into in connection with the Reorganization Transactions.

     In connection with the Reorganization Transactions, ENStar agreed to indemnify Michael and any subsidiaries of Michael against certain liabilities including: (i) all liabilities (other than the liabilities assumed by Michael) of NSU or any NSU subsidiary, arising out of: (a) the liabilities transferred to ENStar by NSU and (b) the transactions contemplated by the agreement governing the Distribution (the "Distribution"), including the Distribution and any taxes resulting from the Distribution; (ii) all liabilities arising from any claim made by any shareholder of ENStar or by any shareholder or former shareholder of NSU prior to the Effective Date relating to any act or omission of NSU on or prior to the Effective Date in connection with the

Reorganization Transactions; (iii) all liabilities assumed by ENStar relating to the employee benefit plans of NSU; (iv) any breach of the Distribution Agreement by ENStar; and (v) damages, costs, and expenses including attorney's fees incurred in defending and settling claims for such liabilities.

     In connection with the Reorganization Transactions, Michael agreed to indemnify ENStar against: (i) all liabilities of NSU, Michael or any subsidiary of NSU or Michael arising out of transactions or events entered into or occurring after the Effective Date, or any action or inaction, including but not limited to, contracts, commitments and litigation, with respect to, entered into or based upon transactions or events occurring after the Effective Date with respect to NSU, Michael, any subsidiary of NSU after the Effective Date or any subsidiary of Michael, other than any liability arising out of liabilities transferred to ENStar by NSU; (ii) all liabilities assumed by Michael; (iii) all liabilities of Michael or any subsidiary of Michael; (iv) all liabilities arising from any claim made by any current or former Michael stockholder or shareholder of NSU after the Effective Date who was a Michael stockholder or NSU shareholder immediately prior to the Effective Date relating to any act or omission of Michael in connection with the Reorganization Transactions; (v) any breach of the Distribution Agreement by NSU; and (vi) damages, costs and expenses including attorney's fees incurred in defending and settling claims for such obligations, expenses or liabilities.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

                 NAME                      AGE                          POSITION
                 ----                      ---                          --------
Jeffrey J. Michael.....................    39     President and Chief Executive Officer
Peter E. Flynn.........................    37     Executive Vice President
Thomas S. Wargolet.....................    33     Chief Financial Officer and Secretary
C. S. Mondelli.........................    45     President and Chief Executive Officer, Transition

     Mr. Jeffrey J. Michael has served as President and Chief Executive Officer of the Company since March 1996. Prior to such time, Mr. Michael served as President and Chief Executive Officer of NSU since December 1990. Mr. Michael served as Vice President-Finance from April 1989 to December 1990. Prior to April 1989, Mr. Michael was employed by NSU in various capacities. Jeffrey J. Michael is the son of James H. Michael. Mr. Michael is also a director of Michael and CorVel.

     Mr. Peter E. Flynn has served as Executive Vice President of the Company since March 1996. Prior to such time, Mr. Flynn served as Executive Vice President, Chief Financial Officer and Secretary of NSU since December 1990. In December 1992, he also became the President and Chief Operating Officer of Transition. Mr. Flynn served as Treasurer of NSU from April 1989 to December 1990. Prior to joining NSU in 1990, Mr. Flynn was an Audit Manager with Arthur Andersen & Co. Mr. Flynn was elected to the Board of Directors in July 1991, and also serves as a director of CorVel.

     Mr. Thomas S. Wargolet served as Chief Financial Officer and Secretary of the Company since March 1996. Prior to such time, Mr. Wargolet served as Controller of NSU since September 1989. Mr. Wargolet was also the Director of Finance of Americable from September 1991 until January 1995. Since January 1995, Mr. Wargolet has been the Vice President of Finance and Operations of Americable. Prior to joining NSU in 1989, Mr. Wargolet was an Audit Senior with Arthur Andersen & Co.

     Mr. C. S. (Sal) Mondelli joined Transition in February 1995 as Vice President of Sales and Marketing, prior to becoming President and Chief Executive Officer of Transition in July 1996. Prior to joining Transition, Mr. Mondelli was an Executive Vice President with Prodea Software Corporation and served in a variety of marketing and management positions with IBM Corporation.

     Officers of the Company are elected annually by the Board of Directors. The current officers of the Company are expected to be re-elected to serve in the same positions for the coming year.

ITEM 2. PROPERTIES.

     AMERICABLE. Americable's principal distribution and manufacturing operations are located in Minneapolis, Minnesota (39,000 square feet). This facility includes office, warehouse and production space. Americable also has branch operations in Chicago, Illinois (10,000 square feet), Dallas, Texas (10,000 square feet), and Atlanta, Georgia (9,900 square feet) in addition to satellite offices in Milwaukee, Wisconsin and Fargo, North Dakota. All of Americable's facilities are leased.

     TRANSITION. Transition's headquarters, including its executive and corporate administration offices, manufacturing, sales and technical support are located in Eden Prairie, Minnesota, which consists of approximately 27,000 square feet of leased space. Of this space, approximately 1,900 square feet is occupied by ENStar corporate offices.

     ENStar believes that the leased facilities of its operating companies are adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ENStar Inc.'s common stock began trading on the Nasdaq National Market under the symbol ENSR effective March 3, 1997.

     The number of common shareholders of record as of March 3, 1997 was 204. In addition, the Company estimates that an additional 800 shareholders own stock held for their accounts at brokerage firms and financial institutions.

     Management does not anticipate that cash dividends will be paid on ENStar's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                    1996       1995       1994       1993       1992
                                                    ----       ----       ----       ----       ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues.......................................    $64,123    $54,891    $47,193    $46,756    $42,025
Operating income (loss)........................        (53)     1,033       (702)    (1,978)    (1,151)
Interest expense, net..........................       (204)      (247)      (348)      (361)      (373)
Income (loss) before income taxes and equity in
  earnings of unconsolidated subsidiary........       (257)       786     (1,050)    (2,339)    (1,524)
                                                   -------    -------    -------    -------    -------
Net income (loss)..............................    $ 1,072    $ 1,572    $   286    $(1,524)   $  (550)
                                                   =======    =======    =======    =======    =======
Net income (loss) per share(1).................    $  0.32    $  0.49    $  0.09    $ (0.48)   $ (0.17)
                                                   =======    =======    =======    =======    =======
Weighted average common and common equivalent
  shares outstanding(1)........................      3,309      3,217      3,235      3,146      3,146
CONSOLIDATED BALANCE SHEET DATA (END OF PERIOD)
Total assets...................................    $36,015    $35,251    $32,243    $30,222    $30,318
Long-term debt, including current maturities...      1,178      1,246      3,607      3,443      3,898
Shareholders' equity...........................     20,947     19,694     18,176     17,035     17,262

-------------------------
(1) Net income (loss) per share was computed using the weighted average number of outstanding shares of NSU Common Stock during each period presented adjusted for the Distribution of one share of ENStar Common Stock for every three shares of NSU Common Stock outstanding. Except for 1994, in which year stock options which were antidilutive for computation of earnings per share at NSU, such options were dilutive when computing earnings per share for ENStar.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Americable's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial completion in the markets in which the Company operates and certain indemnification obligations relating to the Reorganization Transactions. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable is a provider of connectivity and networking products and services. Transition is a manufacturer of connectivity devices used in local area network ("LAN") applications. At December 31, 1996 ENStar also owned 1,225,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 26% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. In January 1997, ENStar sold 200,000 shares of CorVel reducing its ownership interest to approximately 23% and, in connection with the Reorganization Transactions, distributed the proceeds of approximately $5.1 million from the sale to NSU in the form of a dividend. The financial statements of ENStar reflect the investment in CorVel assuming ENStar owned a 26% ownership interest for all periods presented. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the symbol CRVL.

     ENStar was formerly a wholly owned subsidiary of NSU. In connection with the Reorganization Transactions, NSU transferred to ENStar, on or prior to February 28, 1997, certain of its assets, including its shares of common stock of Americable and Transition and its shares of CorVel, and certain other assets. Pursuant to the Reorganization Transactions, (i) NSU merged with Michael and
(ii) the outstanding common stock of ENStar (the "ENStar Common Stock") was distributed to the shareholders of NSU (the "Distribution"). As a result of the Distribution, ENStar ceased to be a subsidiary of NSU and became a publicly owned company. ENStar's Common Stock is quoted on the Nasdaq National Market under the symbol "ENSR."

     Americable has historically been a distributor of connectivity and networking products. As part of its business strategy, Americable has recently focused on increasing its level of service revenues, which are generally more profitable. Service revenue is primarily derived from network integration services such as network management, maintenance, design and implementation. Americable intends to implement this strategy through continued internal investments in additional sales, engineering and technical personnel at existing and new geographic locations in order to enhance its ability to satisfy the changing technology requirements of its customers. Americable expects that increased operating expenses resulting from these investments will reduce its profitability over the next twelve months to the extent it is unable to maintain its gross margins or continued sales growth.

     Historically, in excess of 90% of Transition's revenues have been derived from the sale of its terminal and basic LAN products. These products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its advanced LAN products in an effort to increase sales with existing customers and participate in broader market opportunities. Due to the increasing design and manufacturing complexities associated with the integration of technologies, the development of advanced LAN products requires a more substantial investment in engineering personnel and related costs. As a result, Transition's future operations are highly dependent on its ability to introduce advanced LAN products on a timely basis that meet customer demands.

     As described in Note 2 to the Consolidated Financial Statements of ENStar, the Consolidated Statements of Operations of ENStar include an allocation of general and administrative costs incurred by NSU prior to the consummation of the Reorganization Transactions in the management of the operating companies, investment holding and other assets of ENStar. Management believes these allocations are reasonable and present the operations of ENStar as though it has been operated on a stand alone basis prior to the consummation of the Reorganization Transactions.

     The following are summarized operating results for ENStar's two operating subsidiaries for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
Revenues
  Americable................................................    $48,667    $42,160    $36,940
  Transition................................................     17,055     14,266     11,779
  Eliminations..............................................     (1,599)    (1,535)    (1,526)
                                                                -------    -------    -------
                                                                $64,123    $54,891    $47,193
                                                                =======    =======    =======
Gross Profit
  Americable................................................    $11,000    $ 9,979    $ 8,262
  Transition................................................      5,837      5,387      4,603
                                                                -------    -------    -------
                                                                $16,837    $15,366    $12,865
                                                                =======    =======    =======
Selling, General and Administrative Expenses
  Americable................................................    $ 9,829    $ 8,814    $ 8,220
  Transition................................................      5,934      4,465      4,252
  Allocable corporate expenses..............................      1,127      1,054      1,095
                                                                -------    -------    -------
                                                                $16,890    $14,333    $13,567
                                                                =======    =======    =======
Operating Income (Loss)
  Americable................................................    $ 1,171    $ 1,165    $    42
  Transition................................................        (97)       922        351
  Allocable corporate expenses..............................     (1,127)    (1,054)    (1,095)
                                                                -------    -------    -------
                                                                $   (53)   $ 1,033    $  (702)
                                                                =======    =======    =======

RESULTS OF OPERATIONS

1996 vs. 1995

     Consolidated revenues increased $9.2 million, or 17%, to $64.1 million from $54.9 million in 1995.

     Revenues at Americable increased approximately $6.5 million, or 15%, to $48.7 million. This includes increased sales of networking products of approximately $8.3 million and increased revenues from installation and services of approximately $700,000, both due primarily to higher demand. Included in these amounts is approximately $1.6 million of higher sales of networking products to one customer, which is not expected to continue throughout 1997. For 1996, sales of networking products and services and installation were approximately $25 million, or 51%, of Americable's revenues. Sales of cable and other connectivity products decreased approximately $2.3 million, due primarily to lower volume to contractors and resellers and lower demand for certain types of bulk cable due to increased market supply of such product in 1996. In addition, sales of cable assemblies decreased approximately $200,000, due to lower demand experienced between periods.

     Revenues at Transition increased approximately $2.8 million, or 20%, to $17.1 million. Sales of Transition's advanced LAN products increased approximately $1.2 million or 79% to $2.6 million, reflecting additional revenues from new products and product enhancements introduced during 1995 and 1996. Sales from new product introductions and enhancements accounted for approximately 21% of net sales for 1996 versus 9% for 1995. Sales of basic LAN and terminal products increased approximately $1.6 million, or 14%, to $14.5 million. Sales to domestic customers increased approximately $2 million, or 24%, to $11.1 million which primarily reflects higher demand for Transition's products. Sales to international customers increased approximately $800,000, or 15%, to $6 million, which was primarily a result of the addition of new customers. Sales to international customers accounted for approximately 35% and 37% of net sales in 1996 and 1995, respectively. Transition's ability to maintain its present level of sales and its continued sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, decreased to 26.3% in 1996 as compared to 28% in 1995. Decreased margins at Americable are primarily attributable to a higher volume of lower margin networking products and lower pricing on cable due to competition and overall higher market supply on certain types of bulk cable. Decreased margins at Transition are primarily the result of approximately $500,000 of inventory write-downs recorded in the fourth quarter of 1996. ENStar expects its gross profit margins to continue to decline in 1997 due to expected competitive pricing pressures on products sold by both Americable and Transition.

     ENStar's selling, general and administrative expenses increased approximately $2.6 million or 17.8%, to $16.9 million from $14.3 million in 1995. The increase in operating expenses at Americable reflects increased selling expenses of approximately $757,000 due to higher sales salaries, commissions and related expenses and approximately $422,000 of higher engineering expenses due to the addition of technical and engineering personnel. Overall, general and administrative expenses of Americable were relatively unchanged between years.

     Americable anticipates that its revenues in 1997 will be adversely impacted by an expected reduction in demand from its two largest customers in addition to the effects related to its transition to more of a networking service provider. Further, Americable expects that its selling expenses, as a percentage of revenues, will increase in 1997. Such increases will result from the addition of sales and technical personnel and promotional, training and other related costs associated with its service offerings. As a result of these anticipated increases in operating expenses, in addition to possible reductions in revenues, ENStar expects to record operating losses during 1997.

     Transition had increased operating expenses of approximately $1.5 million, or 33%, which reflects increased engineering expenses of approximately $520,000 due to the addition of engineering personnel associated with new product development. In addition, this increase also reflects higher sales and marketing expenses of approximately $890,000, associated with advertising, participation in trade shows, and other promotional expenses. In an effort to successfully develop and launch new advanced LAN products, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue during 1997. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results.

     ENStar's research and development expenses (incurred exclusively within Transition) were approximately $1.5 million and $1 million for 1996 and 1995, respectively. The increase in research and development expenses is primarily due to the addition of new engineering personnel associated with new product development.

     Corporate expenses increased approximately $73,000, or 7% primarily due to higher professional fees.

     Net interest expense decreased $43,000 to $204,000 from $247,000 in 1995, due primarily to lower interest rates between years under the Americable and Transition credit facilities.

     The income tax provision in 1996 and 1995 reflects ENStar's estimated effective annual tax rate. See Note 7 to Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiaries increased approximately $100,000 to $1.3 million from $1.2 million in 1995, which is a result of higher earnings at CorVel. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

1995 VERSUS 1994

     Revenues at Americable increased approximately $5.2 million, or 14.1%, to $42.1 million. This includes increased revenues of $4.5 million resulting from higher demand for networking products. Of this amount, approximately $3.1 million of sales were attributable to higher volume of networking products with a large end-user customer. The increase in revenue of Americable also includes approximately $650,000 of higher volume of service revenues due to increased focus on services and the addition of technical personnel. In addition, sales of cable assemblies increased by approximately $100,000, primarily as a result of higher demand for OEM assemblies, which was offset by reduced pricing within modular assembly applications due to technological changes.

     Revenues at Transition increased approximately $2.5 million, or 21%, which includes increased sales of approximately $1.1 million, or 25%, to international customers and approximately $1.4 million, or 19% higher sales to domestic customers. Sales to international customers consisted of 37% and 35% of Transition's revenues in 1995 and 1994, respectively. This growth was due to increased unit sales of its terminal products and both its basic and advanced LAN product groups. Overall, these increases are primarily a result of new product introductions during the end of 1994 and throughout 1995. During 1995, new product introductions and enhancements accounted for $1.1 million, or 9% of net sales.

     Consolidated gross profit, as a percentage of revenues, increased to 28% in 1995 as compared to 27.3% in 1994. Increased margins at Americable were primarily attributable to a higher mix of value-added service revenue and, to a lesser extent, improved pricing and improved manufacturing efficiencies within its cable assembly operations. Decreased margins at Transition were a result of lower pricing on certain product lines due to increased competition.

     ENStar's selling, general and administrative expenses increased $766,000, or 5.6% to $14.3 million from $13.6 million in 1994. Operating expenses at Americable increased approximately $600,000, or 7%. This increase reflects higher selling expenses of approximately $700,000, primarily a result of higher sales commissions and the addition of technical and engineering personnel, along with additional expense for amounts earned under its incentive compensation program of approximately $200,000. These increases were offset by the impact of approximately $300,000 of annualized savings realized through reorganizations effected within its U.S. operations in the third quarter of 1994 and the first quarter of 1995.

     ENStar's research and development expenses (incurred exclusively within Transition) were approximately $1.0 million in 1995, compared to approximately $1.2 million in 1994.

     Transition increased operating expenses approximately $213,000 or 5%. This includes approximately $125,000 of increased sales and marketing expenses due to higher promotional and advertising expenses associated with new product introductions and the company's name change, and approximately $220,000 of increased engineering expenses associated with the additional personnel to support new product development. In addition, this increase reflects higher expenses of approximately $175,000 related to moving to a new facility and the addition of administrative personnel and related facility expenses needed to support its overall growth. These increases were offset by a decrease in engineering expenses of approximately $300,000 due to lower spending on parts, equipment, and other costs related to hardware development projects. This reflects a shift towards higher software development associated with its advanced LAN products.

     Net interest expense decreased by approximately $100,000 due primarily to lower outstanding borrowings under Americable's revolving credit facility.

     ENStar's effective combined income tax rate was 51.5% in 1995 and (32.4%) in 1994. See Note 7 to the Consolidated Financial Statements of ENStar.

     Equity in earnings of the Company's unconsolidated subsidiary increased $195,000 to approximately $1.2 million in 1995 from approximately $1.0 million in 1994, which is a result of higher earnings at CorVel. CorVel's net earnings for the twelve months ended December 31, 1995 were approximately $7.0 million, an increase of approximately $1.5 million or 27% from the previous year.

CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations in certain prior years and has experienced fluctuations in its working capital, which are primarily attributable to the increase in receivables and inventories associated with growth in sales and timing of payments on accounts payable. Cash used in operations was approximately $72,000 in 1996 and $1 million in 1994, versus net cash provided from operations of approximately $1.1 million in 1995.

     ENStar does not have the use of cash generated by CorVel and its subsidiaries. Also, since its initial public offering in 1991, CorVel has not declared any dividends and has indicated that it does not anticipate doing so for the foreseeable future. ENStar may from time to time, depending on market conditions and other factors, sell a portion of its CorVel holdings. The ability of ENStar to sell its CorVel holdings is limited, however, to sales pursuant to Rule 144 of the Securities Act and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of ENStar to sell a large portion of the CorVel holdings at a given time.

     In November 1996, ENStar commenced a program (the "Debenture Program"), similar to one previously maintained by NSU, whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At December 31, 1996, the Company had $945,000 principal amount of subordinated debentures outstanding with weighted average interest rate of 9.44%. Interest on ENStar's outstanding debentures accrues annually and is payable monthly, quarterly, or at maturity.

     In January 1997, ENStar sold 200,000 shares of CorVel for approximately $5.1 million cash. Prior to consummation of the Reorganization Transactions on February 28, 1997, these proceeds along with approximately $1.4 million were paid in the form of a cash dividend to NSU.

     On August 9, 1996, Americable and Transition amended the terms of their revolving credit facility with First Bank National Association to provide borrowings up to $4 million and $2 million, respectively, due in June 1998. Borrowings under the amended revolving credit facilities are based on eligible accounts receivable and inventory with interest at prime (8.25% at December 31, 1996), with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At December 31, 1996, there were outstanding borrowings of approximately $1.3 million under the revolving line of credit. There were approximately $4.7 million of available borrowings under these credit facilities at December 31, 1996.

     ENStar expects to be able to fund its working capital and capital expenditure requirements for 1997 with cash flow from operations along with the amounts available under the credit facilities of its operating companies. During 1997, ENStar's operating plans call for approximately $1.1 million in capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company listed in the index under Item 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page F-1 hereof. Certain quarterly financial data is set forth below.

                                                             FIRST     SECOND      THIRD     FOURTH(1)
                                                             -----     ------      -----     ---------
                                                                    (UNAUDITED, IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
1996
Revenues................................................    $15,362    $16,431    $17,358     $14,972
Operating income (loss).................................        283       (116)       243        (463)
Interest expense, net...................................        (66)       (73)       (52)        (13)
                                                            -------    -------    -------     -------
  Net income (loss).....................................    $   417    $   185    $   451     $    19
                                                            =======    =======    =======     =======
                                                            -------    -------    -------     -------
Income (loss) per share.................................    $   .13    $   .05    $   .14     $    --
                                                            =======    =======    =======     =======
1995
Revenues................................................    $12,557    $13,697    $14,339     $14,298
Operating income........................................        326        148        144         415
Interest expense, net...................................        (83)       (65)       (62)        (37)
                                                            -------    -------    -------     -------
Net income (loss).......................................    $   403    $   312    $   335     $   522
                                                            =======    =======    =======     =======
                                                            -------    -------    -------     -------
Income (loss) per share.................................    $   .12    $   .10    $   .11     $   .16
                                                            =======    =======    =======     =======

-------------------------
(1) See Note 2 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), except for the information relating to the executive officers of the Company set forth in Part I of this report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Registration 14A with the Securities and Exchange Commission prior to April 29, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)l.    CONSOLIDATED FINANCIAL STATEMENTS
         ENStar Inc.
         Consolidated Statements of Operations.......................             F-2
         Consolidated Balance Sheets.................................             F-3
         Consolidated Statements of Shareholders' Equity.............             F-4
         Consolidated Statements of Cash Flows.......................             F-5
         Notes to Consolidated Financial Statements..................     F-6 to F-13
         Report of Independent Certified Public Accountants..........            F-14
         Report of Independent Certified Public Accountants on
         Schedule....................................................            F-15
         Schedule II -- Valuation and Qualifying Accounts............            F-16
   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
  (i)    CorVel Corporation
         Report of Independent Auditors..............................             S-1
         Consolidated Statements of Income...........................             S-2
         Consolidated Balance Sheets.................................             S-3
         Consolidated Statements of Stockholders' Equity.............             S-4
         Consolidated Statements of Cash Flows.......................             S-5
         Notes to Consolidated Financial Statements..................     S-6 to S-10
         Schedule II -- Valuation and Qualifying Accounts............            S-11

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

  2.1     Agreement and Plan of Reorganization, dated as of December
          21, 1995, by and among North Star Universal, Inc., Michael
          Foods, Inc. and NSU Merger Co. (filed as exhibit 2 to the
          Company's Registration Statement on Form S-4, Registration
          No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any
          schedule to the Commission upon request)).
  3.1     Articles of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-4,
          Registration No. 333-1925 and incorporated herein by
          reference).
  3.2     Bylaws of the Company (filed as Exhibit 3.2 to the Company's to the Company's Registration Statement on Form S-4,
          Registration No. 333-1925 and incorporated herein by
          reference).
  4.1     Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as
          Exhibit 4.1 to the Company's Registration Statement on Form
          S-1, Registration No. 333-12301 and incorporated herein by reference).
 10.1     1996 Stock Incentive Plan, including forms of option
          agreements (filed as exhibit 10.15 to the Company's
          Registration Statement on Form S-4, Registration No.
          333-1925, and incorporated herein by reference).
 10.2     Sixth Amendment to Amended and Restated Loan and Security
          Agreement, dated August 9, 1996, among Americable, Inc.,
          Transition Networks, Inc., Cable Distribution Systems, Inc.,
          and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement (filed as exhibit 10.1 to the Company's Registration Statement on
          Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.3     Lease Agreement dated June 13, 1995 between Transition and
          West Life & Annuity Insurance Company for lease of premises at 6475 City West Parkway, Eden Prairie, Minnesota. (Filed
          as exhibit 10.11 to the Company's Registration Statement on
          Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.4     Lease Agreement dated February 21, 1989 between Americable and Ryan/Flying Cloud Associates Limited Partnership,
          including amendments thereto, for the lease of premises at
          7450 Flying Cloud Drive, Eden Prairie, Minnesota. (Filed as
          exhibit 10.12 to the Company's Registration Statement on
          Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.5     Distribution Agreement between North Star Universal, Inc., and the Company (Filed as an exhibit to Agreement and Plan of Reorganization, dated as of December 21, 1995, by and
          among North Star Universal, Inc., Michael Foods, Inc. and
          NSU Merger Co., which agreement was filed as exhibit 2 to
          the Company's Registration Statement on Form S-4,
          Registration No. 333-1925, and is incorporated herein by
          reference).
 10.6     Commercial Lease Agreement between Americable, Inc. and
          LaSalle National Trust (filed as exhibit 10.4 to the
          Quarterly Report on Form 10-Q of North Star Universal, Inc.
          for the quarter ended September 30, 1996 and incorporated
          herein by reference).
 10.7     Commercial Lease Agreement between Americable, Inc. and
          Petroleum, Inc. (filed as exhibit 10.3 to the Quarterly
          Report on Form 10-Q of North Star Universal, Inc. for the
          quarter ended June 30, 1996 and incorporated herein by
          reference)
+10.8     Separation and General Release, dated February 17, 1997,
          between Americable and Gary L. Eizenga.
 12       Computation of Ratio of Earnings to Fixed Charges.
 21.1     Subsidiaries of the Company.

 27.1     Financial Data Schedule.
 99.1     Cautionary Statement Regarding Forward Looking Statements.

-------------------------
 + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(b) Reports on Form 8-k. None.

(c) See the Exhibits set forth above.

(d) See the Financial Statement Schedules of the Company, and Subsidiaries Consolidated Financial Statements and the CorVel Corporation Financial Statement Schedule attached as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 1997

                                          ENSTAR INC.

                                          By      /s/ JEFFREY J. MICHAEL

                                            ------------------------------------
                                             Jeffrey J. Michael, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By                /s/ JEFFREY J. MICHAEL               Dated:   March 21, 1997
     ------------------------------------------------
                    Jeffrey J. Michael
     President, Chief Executive Officer and Director
              (principal executive officer)

By                 /s/ THOMAS WARGOLET                 Dated:   March 21, 1997
     ------------------------------------------------
                     Thomas Wargolet
     Chief Financial Officer and Secretary (principal
            financial and accounting officer)

By                  /s/ MILES E. EFRON                 Dated:   March 21, 1997
     ------------------------------------------------
                      Miles E. Efron
                         Director

By                 /s/ JAMES H. MICHAEL                Dated:   March 21, 1997
     ------------------------------------------------
                     James H. Michael
            Chairman of the Board of Directors

By                 /s/ RICHARD J. BRAUN                Dated:   March 21, 1997
     ------------------------------------------------
                     Richard J. Braun
                         Director

                                  ENSTAR INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS OF ENSTAR                 PAGE
               ------------------------------                 ----
Consolidated Statements of Operations for the three years
  ended December 31, 1996, 1995
  and 1994..................................................   F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   F-3
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1996, 1995 and 1994........   F-4
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1996, 1995
  and 1994..................................................   F-5
Notes to Consolidated Financial Statements..................   F-6
Report of Independent Certified Public Accountants..........  F-14
Report of Independent Certified Public Accountants on
  Schedule..................................................  F-15
Schedule II -- Valuation and Qualifying Accounts............  F-16

               FINANCIAL STATEMENTS OF CORVEL
               ------------------------------
Report of Independent Auditors..............................   S-1
Consolidated Statements of Income for the three years ended
  March 31, 1994, 1995 and 1996.............................   S-2
Consolidated Balance Sheets as of March 31, 1995 and 1996...   S-3
Consolidated Statements of Stockholders' Equity for the
  three years ended March 31, 1994, 1995 and 1996...........   S-4
Consolidated Statements of Cash Flows for the three years
  ended March 31, 1994, 1995
  and 1996..................................................   S-5
Notes to Consolidated Financial Statements..................   S-6
Schedule II -- Valuation and Qualifying Accounts............  S-11

                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Revenues....................................................    $64,123    $54,891    $47,193
Operating and product costs.................................     47,286     39,525     34,328
                                                                -------    -------    -------
Gross profit................................................     16,837     15,366     12,865
Selling, general and administrative expenses................     16,890     14,333     13,567
                                                                -------    -------    -------
Operating income (loss).....................................        (53)     1,033       (702)
Interest expense, net.......................................       (204)      (247)      (348)
                                                                -------    -------    -------
Income (loss) before taxes and equity in earnings of
  unconsolidated subsidiary.................................       (257)       786     (1,050)
Income tax provision (benefit)..............................        (25)       405       (340)
                                                                -------    -------    -------
Income (loss) before equity in earnings of unconsolidated
  subsidiary................................................       (232)       381       (710)
Equity in earnings of unconsolidated subsidiary.............      1,304      1,191        996
                                                                -------    -------    -------
Net income..................................................    $ 1,072    $ 1,572    $   286
                                                                =======    =======    =======
Net income per share........................................    $  0.32    $  0.49    $  0.09
                                                                =======    =======    =======
Weighted average shares outstanding.........................      3,309      3,217      3,235

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                  (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.................................    $   824      $   246
  Accounts receivable, net of allowance for doubtful
     accounts ($440 in 1996 and $400 in 1995)...............      8,785        8,784
  Inventories...............................................      5,706        6,631
  Prepaid expenses and other................................        481          274
  Net assets held for sale..................................         --        1,032
                                                                -------      -------
     Total current assets...................................     15,796       16,967
Property and equipment, net.................................      1,742        1,453
Goodwill....................................................      4,801        4,960
Investment in unconsolidated subsidiary.....................     13,519       11,682
Other.......................................................        157          189
                                                                -------      -------
                                                                $36,015      $35,251
                                                                =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable to bank.....................................    $ 1,310      $   937
  Current maturities of long-term debt......................         28        1,088
  Accounts payable..........................................      4,101        5,239
  Accrued expenses..........................................      4,830        5,163
                                                                -------      -------
       Total current liabilities............................     10,269       12,427
Long-term debt, less current maturities.....................      1,150          158
Deferred income taxes.......................................      3,649        2,972
Commitments and contingencies...............................         --           --
Shareholders' equity........................................     20,947       19,694
                                                                -------      -------
                                                                $36,015      $35,251
                                                                =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK
                                       ------------------   ADDITIONAL              OPERATING       TOTAL
                                        SHARES               PAID-IN     RETAINED     UNIT      SHAREHOLDERS'
                                        ISSUED     AMOUNT    CAPITAL     EARNINGS    EQUITY        EQUITY
                                       ---------   ------   ----------   --------   ---------   -------------
Balance at January 1, 1994...........         --    $ --     $    --       $ --      $17,035       $17,035
  Net income.........................         --      --          --         --          286           286
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --          --         --           73            73
  Additional capital invested........         --      --          --         --          782           782
                                       ---------    ----     -------       ----      -------       -------
Balance at December 31, 1994.........         --      --          --         --       18,176        18,176
  Net income.........................         --      --          --         --        1,572         1,572
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --          --         --           42            42
  Constructive dividend..............         --      --          --         --          (96)          (96)
                                       ---------    ----     -------       ----      -------       -------
Balance at December 31, 1995.........         --      --          --         --       19,694        19,694
  Net income.........................         --      --          --         --          868           868
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --          --         --          (45)          (45)
  Constructive dividend..............         --      --          --         --         (309)         (309)
                                       ---------    ----     -------       ----      -------       -------
Balance at November 6, 1996..........         --      --          --         --       20,208        20,208
  Contribution of common stock of
     Americable, Transition and
     CorVel to ENStar Inc. by North
     Star Universal, Inc. (NSU)......         --      --      20,208         --      (20,208)           --
Issuance of shares of ENStar common
  stock to shareholders in February
  1997...............................  3,306,000      33         (33)        --           --            --
Net income from November 7, 1996
  through December 31, 1996..........         --      --          --        204           --           204
Effect of equity transactions of
  unconsolidated subsidiary..........         --      --        (125)        --           --          (125)
Additional capital invested..........         --      --         660         --           --           660
                                       ---------    ----     -------       ----      -------       -------
Balance at December 31, 1996.........  3,306,000    $ 33     $20,710       $204      $    --       $20,947
                                       =========    ====     =======       ====      =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities
  Net income................................................    $  1,072    $  1,572    $    286
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Equity in earnings of unconsolidated subsidiary........      (1,304)     (1,191)       (996)
     Depreciation and amortization..........................         940         837         848
     Deferred income taxes..................................         (25)       (465)       (200)
     Changes in operating assets and liabilities
       Accounts receivable..................................          (1)     (1,268)     (1,980)
       Inventories..........................................         925        (548)        420
       Accounts payable, accrued expenses and other.........      (1,679)      2,202         653
                                                                --------    --------    --------
     Net cash provided by (used in) operating activities....         (72)      1,139        (969)
                                                                --------    --------    --------
Cash flows from investing activities
     Capital expenditures...................................      (1,070)       (543)       (541)
     Collections on notes receivable........................         258       1,096         577
     Other..................................................        (226)         --          --
                                                                --------    --------    --------
     Net cash provided by (used in) investing activities....      (1,038)        553          36
                                                                --------    --------    --------
Cash flows from financing activities
     Proceeds from long-term debt...........................      69,017      56,073      48,868
     Payments on long-term debt.............................     (68,712)    (57,497)    (48,704)
     Additional capital invested (constructive dividends)...       1,383         (96)        782
                                                                --------    --------    --------
     Net cash provided by (used in) financing activities....       1,688      (1,520)        946
                                                                --------    --------    --------
     Net increase in cash and cash equivalents..............         578         172          13
Cash and cash equivalents at beginning of year..............         246          74          61
                                                                --------    --------    --------
Cash and cash equivalents at end of year....................    $    824    $    246    $     74
                                                                ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     ENStar Inc. ("ENStar") is a holding company principally comprised of two operating companies, Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"), and an equity investment in CorVel Corporation ("CorVel"). ENStar was formerly an operating unit of North Star Universal, Inc. ("North Star"). In November 1996 North Star contributed the operating unit's assets to ENStar. On February 28, 1997 North Star, in connection with its merger with Michael Foods, Inc. ("Michael Foods"), distributed its ownership interest in ENStar to North Star's shareholders through a tax free dividend, thus causing ENStar to become a publicly held company.

     Americable is a provider of connectivity and networking products and services and represents approximately 75% of the Company's consolidated sales. Transition designs, manufactures and markets connectivity devices and network applications, and accounts for approximately 25% of sales. CorVel is a health care services company. At December 31, 1996 and 1995 the Company owned a 26% and 27% ownership in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. In January 1997, ENStar sold a portion of its investment in CorVel which reduced its ownership percentage to approximately 23%. The proceeds from this sale of $5,150,000 were distributed to North Star in the form of a dividend prior to the merger with Michael Foods.

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

     BASIS OF PRESENTATION The accompanying consolidated financial statements prior to November 1996 were financial statements of the operating unit comprised of the entities and assets described in note 1. Operating unit equity was converted to contributed capital at the time North Star contributed the capital stock of Americable, Transition, and CorVel to ENStar. There was no change in the historical cost basis of the assets and liabilities of any of the entities or investment contributed to ENStar. The consolidated, and formerly combined, financial statements include an allocation of general and administrative costs incurred by North Star in the management of the operating companies. Management believes these allocations are reasonable and present the operations of the Company as though it had operated on a stand-alone basis. Previously, operating unit equity included the historical equity of each entity, the net investment in CorVel and intercompany payables owed to North Star. The net annual advances between the former operating unit and North Star were considered additional capital invested from, or constructive dividend to, North Star. Accordingly, the accompanying consolidated financial statements may not necessarily be indicative of the results that would have been obtained if the Company had been operated as a stand alone entity through out all periods presented.

     CASH AND CASH EQUIVALENTS The Company considers its highly liquid temporary investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximate fair value because of the short-term maturity of these investments.

     INVENTORIES Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. During the fourth quarter of 1996, the Company recorded a $500,000 lower-of-cost-or-market adjustment to inventory. Inventories consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
Finished goods..............................................    $3,285    $4,092
Purchased parts.............................................     2,421     2,539
                                                                ------    ------
                                                                $5,706    $6,631
                                                                ======    ======

     PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respective assets which are generally three to five years. Accelerated methods are used for income tax reporting. Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1995
                                                               ----     ----
Leasehold improvements......................................  $  183   $  304
Office and computer equipment...............................   3,490    3,720
                                                              ------   ------
                                                               3,673    4,024
Less -- accumulated depreciation and amortization...........   1,931    2,571
                                                              ------   ------
                                                              $1,742   $1,453
                                                              ======   ======

     GOODWILL Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $1,542,000 and $1,384,000 at December 31, 1996 and 1995, respectively. The Company maintains separate financial records for each of its acquired entities and evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company modifies the life or adjusts the value of a subsidiary's goodwill if an impairment is identified.

     ACCRUED EXPENSES Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
Payroll and related benefits................................    $  701    $  749
Insurance reserves..........................................       968       905
Discontinued operations.....................................     2,000     1,614
Other.......................................................     1,105     1,895
                                                                ------    ------
                                                                $4,774    $5,163
                                                                ======    ======

     REVENUE RECOGNITION The Company recognizes revenue from product sales at the time product is shipped to a customer. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

     RESEARCH AND DEVELOPMENT All research and development costs are charged to expense as incurred. Research and development expenses were approximately $1.5 million in 1996, $1 million in 1995, and $1.2 million in 1994.

     ADVERTISING The Company expenses advertising costs as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of catalog production costs which are amortized over the estimated useful life of the publication, generally two years. Advertising costs charged to expense were approximately $1.1 million in 1996, $600,000 in 1995, and $600,000 in 1994. Deferred advertising costs included within prepaid expense was $95,000 and $25,000 at December 31, 1996 and 1995, respectively.

     NET INCOME PER SHARE Net income per share was computed based on the weighted average number of shares of North Star common stock outstanding (9,927,000, 9,650,000 and 9,704,000 for the years ended December 31, 1996, 1995 and 1994) after giving effect to the assumed exercise of North Star's outstanding stock options for North Star common stock, except when the effects are antidilutive. This weighted average number of shares was adjusted to reflect the distribution of ENStar Inc. common stock to North Star shareholders whereby one share of ENStar Inc. common stock was issued to each holder of three shares of North Star common stock.

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CAPITAL STOCK The Company has available for issue 100,000,000 shares, consisting of 20,000,000 shares of preferred stock, par value of $.01 per share, of which none have been issued or are outstanding at December 31, 1996 and 80,000,000 shares of common stock, par value of $.01 per share, of which 3,306,000 were issued in February 1997 in connection with the distribution of ENStar common stock to NSU shareholders. These shares have been reported in the Company's financial statements as if they were outstanding at December 31, 1996.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION The Company increased its investment in its unconsolidated subsidiary by $70,000 and $122,000 and shareholders' equity by $42,000 and $73,000 during the years ended December 31, 1995 and 1994, respectively, as a result of equity transactions of CorVel. In addition, the Company had cash payments for interest of $225,000 in 1996, $247,000 in 1995, and $348,000 in 1994.

     For the year ended December 31, 1996, the Company's investment in its unconsolidated subsidiary decreased by $337,000 while shareholders' equity decreased by $170,000, net of deferred taxes. In addition, the constructive dividend for 1996, includes $1,032,000 of net assets held for sale which were transferred by the Company to North Star as discussed in Note 4.

     STOCK BASED COMPENSATION The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Information related to the fair value based method of accounting is contained in Note 9.

     USE OF ESTIMATES In the preparation of the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     RECLASSIFICATIONS Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

NOTE 3 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's unconsolidated subsidiary consists of its investment in CorVel, a health care services company. CorVel has a fiscal year end of March
31. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the twelve month period ended December 31, 1996 (in thousands):

                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
Current assets..............................................    $ 44,861
Noncurrent assets...........................................      18,267
Current liabilities.........................................      10,028
Noncurrent liabilities......................................       2,361
Revenues....................................................     118,339
Gross profit................................................      21,702
Net income..................................................       8,230

     At December 31, 1996, shareholders' equity includes approximately $5 million of unremitted earnings related to the Company's investment in CorVel. At December 31, 1996, the fair value of the Company's investment in CorVel, based on the closing market price, was approximately $35.5 million (see Note 1 for details related to the sale of a portion of this investment).

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- NET ASSETS HELD FOR SALE

     On April 26, 1996, NSU completed the sale of Enstar's net assets held for sale. The proceeds from the sale were retained by NSU. The book value of the assets sold has been included within the constructive dividend to NSU for the year ended December 31, 1996.

NOTE 5 -- NOTES PAYABLE AND LONG-TERM DEBT

     During 1995 and a portion of 1996, Americable and Transition maintained a revolving line of credit which provided aggregate borrowings up to $5.5 million. Borrowings under this facility were based on eligible accounts receivable and inventory with interest at prime plus 1.5% (10% at December 31, 1995). Amounts outstanding under the revolving line of credit at December 31, 1995 are classified within notes payable to the bank. The credit agreement included certain restrictive covenants including minimum net worth requirements, limitations on additional indebtedness and minimum interest coverage. At December 31, 1995, Americable and Transition were in compliance with the covenants of this agreement.

     On August 9, 1996, Americable and Transition amended the terms of their revolving line of credit facility with their principal bank to provide borrowings up to $4 million and $2 million, respectively, due in June 1998. Borrowings under the amended facility are based on eligible accounts receivable and inventory with interest at prime (8.25% at December 31, 1996) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At December 31, 1996, there were aggregate outstanding borrowings of $1,310,000 under these revolving lines of credit. In addition, there was approximately $4.7 million of available borrowings under these credit facilities at December 31, 1996. The amended credit agreement includes certain restrictive covenants including minimum net worth requirements, limitations on additional indebtedness and minimum interest coverage, with which the Companies were in compliance.

     The carrying value of long-term debt, which approximates fair value, consists of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1995
                                                               ----     ----
Subordinated debentures.....................................  $  945   $   --
Term note payable...........................................      --    1,071
Other.......................................................     233      175
                                                              ------   ------
                                                               1,178    1,246
Less current maturities.....................................      28    1,088
                                                              ------   ------
                                                              $1,150   $  158
                                                              ======   ======

     During 1996, the Company registered with the Securities and Exchange Commission $10 million of debentures, of which $9,055,000 remained unissued at December 31, 1996. Subordinated debentures are unsecured and due in varying monthly installments beginning November 1998 through 2003 and had a weighted average interest rate of 9.44% at December 31, 1996.

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Aggregate minimum annual principal payments of long-term debt are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1997........................................................  $   28
1998........................................................     150
1999........................................................     266
2000........................................................      39
2001........................................................      91
2002 and thereafter.........................................     604
                                                              ------
                                                              $1,178
                                                              ======

NOTE 6 -- INCOME TAXES

     The activity of the Company has been included in the income tax return of North Star. For financial reporting purposes, the Company has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Company filed separate income tax returns. The provision for income taxes consists of the following (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                     1996       1995        1994
                                                     ----       ----        ----
Current
  Federal..........................................  $ 45       $ 740       $(120)
  State............................................     9         130         (20)
                                                     ----       -----       -----
                                                       54         870        (140)
                                                     ----       -----       -----
Deferred:
  Federal..........................................   (69)       (405)       (175)
  State............................................   (10)        (60)        (25)
                                                     ----       -----       -----
                                                      (79)       (465)       (200)
                                                     ----       -----       -----
                                                     $(25)      $ 405       $(340)
                                                     ====       =====       =====

     The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:

                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                       1996        1995       1994
                                                       ----        ----       ----
Federal statutory rate...............................  (34.0)%     34.0%      (34.0)%
State income taxes...................................    (.3)       8.9        (4.3)
Goodwill amortization................................   21.1        7.0         5.1
Other................................................    3.5        1.6         0.8
                                                       -----       ----       -----
                                                        (9.7)%     51.5%      (32.4)%
                                                       =====       ====       =====

     To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiaries exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred income tax liability. At December 31, 1996, the deferred tax liability includes the initial tax effect of $1.8 million for the difference in the financial reporting and tax basis of the Company's investment in CorVel following its initial public offering along with income taxes recorded on the equity in earnings of CorVel of $869,000 in 1996, $794,000 in 1995 and $664,000 in 1994.

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of the cumulative temporary differences resulting in the net deferred tax liability are as follows (in thousands):

                                                               DECEMBER 31,
                                                       -----------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
Investment in Corvel...............................    $(5,072)   $(4,339)   $(3,517)
Accrued expenses not deductible until paid.........      1,956      1,729      1,338
Other..............................................       (533)      (362)      (436)
                                                       -------    -------    -------
                                                       $(3,649)   $(2,972)   $(2,615)
                                                       =======    =======    =======

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     LEASING COMMITMENTS The Company leases certain equipment and facilities under operating leases. The future aggregate minimum rental payments under such leases which expire at various dates through 2002 are as follows (in thousands):

        YEARS ENDING DECEMBER 31,
        -------------------------
     1997.................................    $674
     1998.................................     600
     1999.................................     598
     2000.................................     418
     2001.................................     263
     2002 and thereafter..................     101

     Certain of the leases provide for payment of taxes and other expenses. Total rent expense on all leases including month-to-month leases for the years ended December 31 was: $1,022,000 in 1996, $939,000 in 1995, and $823,000 in
1994.

     CONTINGENCIES As a result of the transfer of a substantial portion of the assets of North Star to ENStar, ENStar entered into a supplemental indenture with North Star in which ENStar assumed the obligations of North Star with respect to certain debenture indebtedness of North Star. North Star however, separately agreed to satisfy, and hold ENStar harmless from, all payment and other obligations with respect to such debenture indebtedness. Michael Foods, with stockholder equity of approximately $188 million at December 31, 1996, became obligated to repay such indebtedness within six months following the merger. ENStar will remain contingently liable for the debenture indebtedness of North Star until repaid. Michael Foods has notified holders of such debenture indebtedness that it intends to repay such indebtedness on April 15, 1997. The amount of such indebtedness, net of cash transferred to Michael Foods, was $21,250,000 at February 21, 1997, the date of the merger with Michael Foods. In addition, ENStar, through the operation of an indemnification agreement, is contingently liable for any, and all, liabilities arising from the activities of North Star, through, and including, the reorganization of North Star and Michael Foods. Under the terms of the indemnification agreement, the Company is required to maintain certain minimum levels of market capitalization or net worth for a period of five years.

NOTE 8 -- EMPLOYEE RETIREMENT PLAN

     ENStar maintains an incentive savings plan for its employees. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of ENStar's Board of Directors. Contributions of $189,000, $144,000, $138,000, were charged to operations in the years ended December 31, 1996, 1995 and 1994.

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- STOCK OPTIONS

     The Company and each of its operating subsidiaries adopted employee stock option plans for the benefit of selected officers and key employees during 1996. These plans were approved by the respective Company's Board of Director's in 1996. The following is a brief summary of each of the Plans:

     ENSTAR A total of 300,000 shares of common stock are reserved for issuance under the ENStar Plan. Options are granted at or above fair market value and expire ten years after the date of grant. The 77,100 stock options issued during 1996 and outstanding at December 31, 1996 have an exercise price of $9.00 per share as determined by the Board as their best estimate of a price greater than or equal to the market value of those shares at the date of grant. The options become exercisable at a rate of 25% on the anniversary of the date of grant in each of the first four years following the grant. The fair value of the employee options granted during 1996 was $3.89 and was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 1996: no dividends to be paid, expected volatility of 57.5%, a risk-free interest rate of 5.53%, and an expected life of 3 years.

     AMERICABLE A total of 600,000 shares of Americable common stock are reserved for issuance under the Americable Plan. Options are granted at or above fair market value and expire ten years after the date of grant. The 345,000 stock options issued during 1996 and outstanding at December 31, 1996 have an exercise price of $0.83 per share as determined by the Board as their best estimate of a price greater than or equal to the market value of those shares at the date of grant. The options become exercisable at various rates over the first five years following the grant with 101,000 exercisable at December 31, 1996. The fair value of the employee options granted during 1996 was $0.52 and was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 1996: no dividends to be paid, expected volatility of 98%, a risk-free interest rate of 5.88%, and an expected life of 3 years.

     TRANSITION A total of 750,000 shares of Transition common stock are reserved for issuance under the Transition Plan. Options are granted at or above fair market value and expire ten years after the date of grant. The 298,500 stock options issued during 1996 and outstanding at December 31, 1996 have an exercise price of $1.25 per share as determined by the Board as their best estimate of a price greater than or equal to the market value of those shares at the date of grant. The options become exercisable at various rates over the first five years following the grant with 16,100 exercisable at December 31, 1996. The fair value of the employee options granted during 1996 was $0.48 and was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 1996: no dividends to be paid, expected volatility of 49%, a risk-free interest rate of 5.88%, and an expected life of 3 years.

     Had the Company or its operating subsidiaries elected to use the fair value based method of accounting for stock options, the pro forma effect on net income for 1996 would have been expense of approximately $73,000 or 2 cents per share. This may not be representative of the future effects of applying this statement.

NOTE 10 -- RELATED PARTY TRANSACTION

     At December 31, 1995, ENStar had an unsecured note receivable from North Star's majority shareholder and former chairman of the board of $257,872 which was paid in full during 1996.

                                  ENSTAR INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- GEOGRAPHIC AREA AND BUSINESS SEGMENT INFORMATION

     The Company, through Transition, has international export sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
Revenues from unaffiliated customers in the
  United States.............................................  $58,124   $49,668   $43,020
  Europe....................................................    4,192     3,363     2,737
  Other.....................................................    1,807     1,860     1,436
                                                              -------   -------   -------
                                                              $64,123   $54,891   $47,193
                                                              =======   =======   =======

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of ENStar Inc.

     We have audited the accompanying consolidated balance sheets of ENStar Inc. as of December 31, 1996 and 1995, and the related consolidated statements of net income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENStar Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 19, 1997 (except for
Note 1 as to which the date is
February 28, 1997)

                                   REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

BOARD OF DIRECTORS OF ENSTAR INC.

     In connection with our audit of the consolidated financial statements of ENStar Inc. referred to in our report dated February 19, 1997, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 19, 1997 (except for Note 1 as to which the date is February 28, 1997)

                                  ENSTAR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                           -----------------------
                                                                          CHARGES
                                            BALANCE AT     CHARGED TO    TO OTHER                     BALANCE
                                             BEGINNING     COSTS AND     ACCOUNTS     DEDUCTIONS-    AT END OF
              DESCRIPTION                    OF PERIOD      EXPENSES     DESCRIBE     DESCRIBE(1)      PERIOD
              -----------                   ----------     ----------    --------     -----------    ---------
Allowance for Doubtful Accounts:
1994....................................       $344           $115           --          $(126)         $333
1995....................................        333            135           --            (68)          400
1996....................................        400            132           --            (92)          440

-------------------------
(1) Write off of accounts deemed uncollectible.

    REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relationship to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

May 8, 1996
Orange County, California

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED MARCH 31
                                                       ----------------------------------------------
                                                          1994             1995              1996
                                                          ----             ----              ----
Revenues...........................................    $80,619,000      $95,783,000      $109,052,000
Costs and Expenses
Cost of revenues...................................     67,331,000       78,950,000        88,937,000
General and administrative.........................      6,057,000        7,186,000         8,106,000
                                                       -----------      -----------      ------------
                                                        73,388,000       86,136,000        97,043,000
                                                       -----------      -----------      ------------
Income before income taxes.........................      7,231,000        9,647,000        12,009,000
Income tax provision...............................      2,821,000        3,762,000         4,684,000
                                                       -----------      -----------      ------------
Net Income.........................................    $ 4,410,000      $ 5,885,000      $  7,325,000
                                                       ===========      ===========      ============
Net income per common and common equivalent
  share............................................    $      1.01      $      1.30      $       1.57
                                                       ===========      ===========      ============
Weighted average shares outstanding................      4,369,000        4,542,000         4,674,000

          See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31
                                                                --------------------------
                                                                   1995           1996
                                                                   ----           ----

ASSETS

Current Assets
Cash and cash equivalents...................................    $13,211,000    $17,113,000
Accounts receivable (less allowance for doubtful accounts of
  $825,000 in 1995 and $1,268,000 in 1996)..................     15,868,000     18,394,000
Prepaid taxes and expenses..................................        182,000        545,000
Deferred income taxes.......................................      1,809,000      2,032,000
                                                                -----------    -----------
     Total current assets...................................     31,070,000     38,084,000
                                                                -----------    -----------
Property and Equipment, Net.................................      8,872,000     11,468,000
Other Assets................................................      4,023,000      4,432,000
                                                                -----------    -----------
                                                                $43,965,000    $53,984,000
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable..................................    $ 2,357,000    $ 3,057,000
Accrued liabilities.........................................      4,628,000      4,246,000
                                                                -----------    -----------
     Total current liabilities..............................      6,985,000      7,303,000
                                                                -----------    -----------
Deferred income taxes.......................................      1,226,000      1,370,000
Commitments and Contingencies
Stockholders' Equity
Common Stock, $.0001 par value: 20,000,000 shares
  authorized; 4,238,250 and 4,593,675 shares issued and
  outstanding at March 31, 1995 and 1996, respectively
Paid in Capital.............................................     24,169,000     26,401,000
Retained Earnings...........................................     11,585,000     18,910,000
                                                                -----------    -----------
     Total stockholders' equity.............................     35,754,000     45,311,000
                                                                -----------    -----------
                                                                $43,965,000    $53,984,000
                                                                ===========    ===========

        See accompanying notes to the consolidated financial statements.

                               CORVEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              COMMON STOCK
                                                                  AND                            TOTAL
                                            COMMON STOCK -      PAID IN        RETAINED      SHAREHOLDERS'
                                                SHARES          CAPITAL        EARNINGS         EQUITY
                                            --------------    ------------     --------      -------------
Balance -- March 31, 1993...............      3,706,649       $19,067,000     $ 1,290,000     $20,357,000
Stock issued under employee stock
  purchase plan.........................         20,448           295,000                         295,000
Stock issued under employee stock option
  plan and related income tax
  benefits..............................        344,098         2,263,000                       2,263,000
Net income..............................                                        4,410,000       4,410,000
                                              ---------       -----------     -----------     -----------
Balance -- March 31, 1994...............      4,071,195        21,625,000       5,700,000      27,325,000
Stock issued under employee stock
  purchase plan.........................         19,634           374,000                         374,000
Stock issued under employee stock option
  plan and related income tax
  benefits..............................        147,421         2,170,000                       2,170,000
Net income..............................                                        5,885,000       5,885,000
                                              ---------       -----------     -----------     -----------
Balance -- March 31, 1995...............      4,238,250        24,169,000      11,585,000      35,754,000
                                              ---------       -----------     -----------     -----------
Stock issued under employee stock
  purchase plan.........................         18,384           444,000                         444,000
Stock issued under employee stock option
  plan and related income tax benefits,
  net of shares repurchased upon
  exercise..............................        337,041         1,788,000                       1,788,000
Net income..............................                                        7,325,000       7,325,000
                                              ---------       -----------     -----------     -----------
Balance -- March 31, 1996...............      4,593,675       $26,401,000     $18,910,000     $45,311,000
                                              =========       ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED MARCH 31
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                             ----          ----          ----
Cash Flows from Operating Activities
  Net income............................................  $ 4,410,000   $ 5,885,000   $ 7,325,000
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization......................    2,363,000     2,335,000     3,048,000
     Deferred income taxes..............................      546,000       (44,000)      (79,000)
     Loss on write down and disposal of property and
       equipment........................................       75,000        39,000        23,000
     Changes in operating assets and liabilities
       Accounts receivable..............................   (1,976,000)   (2,657,000)   (2,526,000)
       Prepaid income taxes and expenses................     (144,000)      795,000      (363,000)
       Accounts and taxes payable.......................      378,000        27,000       700,000
       Accrued liabilities..............................    1,085,000       538,000      (382,000)
       Other assets.....................................       33,000      (425,000)     (511,000)
                                                          -----------   -----------   -----------
  Net cash provided by operating activities.............    6,770,000     6,493,000     7,235,000
                                                          -----------   -----------   -----------
Cash Flows from Investing Activities
  Purchases of property and equipment...................   (4,406,000)   (4,219,000)   (5,565,000)
                                                          -----------   -----------   -----------
  Net cash used in investing activities.................   (4,406,000)   (4,219,000)   (5,565,000)
Cash Flows from Financing Activities
  Proceeds and tax benefits from exercise of stock
     options............................................    2,558,000     2,544,000     2,232,000
                                                          -----------   -----------   -----------
  Net cash provided by financing activities.............    2,558,000     2,544,000     2,232,000
                                                          -----------   -----------   -----------
Increase in cash and cash equivalents...................    4,922,000     4,818,000     3,902,000
Cash and cash equivalents at beginning of year..........    3,471,000     8,393,000    13,211,000
                                                          -----------   -----------   -----------
Cash and Cash Equivalents at End of Year................  $ 8,393,000   $13,211,000   $17,113,000
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                               CORVEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: CorVel Corporation (the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers compensation benefits.

     Basis of Presentation: The consolidated financial statements include the accounts of CorVel Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1995 and 1996 and revenues and expenses for the three years ending March 31, 1996. Estimates made by the Company relate primarily to the valuation of accounts receivable and estimation of accrued liabilities. Actual results could differ from those estimates.

     Cash and Cash Equivalents: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when purchased. The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1995 and 1996.

     Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1995 and 1996. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

     Property and Equipment: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets which range from three to seven years.

     Long-Lived Assets: The Company elected the early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121). In accordance with Statement No. 121, long-lived assets and certain identifiable intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized on a straight-line basis over periods not exceeding 40 years. Goodwill amounted to $3,344,000 (net of accumulated amortization of $652,000) at March 31, 1995 and $3,636,000 (net of accumulated amortization of $754,000) at March 31, 1996.

     Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,318,000 and $1,527,000 of unbilled receivables at March 31, 1995 and 1996, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1994, 1995 and 1996.

     Income Taxes: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes".

     Income Per Share: Income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

     Stock Options: The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock

                               CORVEL CORPORATION

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) options. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have an impact on the Company's consolidated results of operations or financial position. However, proforma disclosures of net earnings and earnings per share will made in fiscal 1997, as if the SFAS No. 123 accounting standards had been adopted.

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31:

                                                                   1995           1996
                                                                   ----           ----
Office equipment and computers..............................    $11,074,000    $15,542,000
Computer software...........................................      3,490,000      4,207,000
Leasehold improvements......................................        356,000        613,000
                                                                -----------    -----------
                                                                 14,920,000     20,362,000
Less: accumulated depreciation and amortization.............      6,048,000      8,894,000
                                                                -----------    -----------
                                                                $ 8,872,000    $11,468,000
                                                                ===========    ===========

NOTE C -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following at March 31:

                                                                   1995          1996
                                                                   ----          ----
Payroll and related benefits................................    $2,327,000    $2,366,000
Self insurance reserves.....................................     1,017,000       737,000
Other.......................................................     1,284,000     1,143,000
                                                                ----------    ----------
                                                                $4,628,000    $4,246,000
                                                                ==========    ==========

                               CORVEL CORPORATION

NOTE D -- INCOME TAXES

     The income tax provision consists of the following for the three years ended March 31:

                                                              1994           1995          1996
                                                              ----           ----          ----
Current -- Federal.....................................    $ 1,903,000    $3,172,000    $ 4,045,000
Current -- State.......................................        372,000       634,000        718,000
Tax benefits from option exercises.....................     (1,403,000)     (991,000)    (4,245,000)
Utilization of net operating loss......................                     (538,000)
                                                           -----------    ----------    -----------
  Subtotal.............................................        872,000     2,277,000        518,000
                                                           -----------    ----------    -----------
Deferred -- Federal....................................        460,000       (37,000)      (102,000)
Deferred -- State......................................         86,000        (7,000)        23,000
                                                           -----------    ----------    -----------
  Subtotal.............................................        546,000       (44,000)       (79,000)
                                                           -----------    ----------    -----------
Charge in lieu of income taxes attributable to tax
  benefits from stock option exercises and utilization
  of net operating loss carryovers.....................      1,403,000     1,529,000      4,245,000
                                                           -----------    ----------    -----------
                                                           $ 2,821,000    $3,762,000    $ 4,684,000
                                                           ===========    ==========    ===========

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31 (35% for the three fiscal years ended March 31, 1996):

                                                                1994          1995          1996
                                                                ----          ----          ----
Federal statutory income tax rate........................    $2,531,000    $3,377,000    $4,203,000
State income taxes, net of federal benefit...............       300,000       399,000       446,000
Goodwill amortization....................................        35,000        35,000        37,000
Other....................................................       (45,000)      (49,000)       (2,000)
                                                             ----------    ----------    ----------
                                                             $2,821,000    $3,762,000    $4,684,000
                                                             ==========    ==========    ==========

     Income taxes paid totaled $925,000, $1,100,000 and $1,193,000 for the years ended March 31, 1994, 1995, and 1996, respectively. At March 31, 1994, the Company had net operating loss (NOL's) carryforwards of $1,600,000 for income tax purposes, expiring in 2007 for financial reporting purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOL's. This $538,000 valuation allowance was applied to additional paid in capital in 1995 since the related NOL's were principally attributable to deductions for the exercise of non qualified stock options in 1994.

     Deferred taxes at March 31, 1995 and 1996 are:

                                                                   1995           1996
                                                                   ----           ----
Deferred tax assets:
Accrued liabilities not currently deductible................    $ 1,525,000    $ 1,310,000
Allowance for doubtful accounts.............................        284,000        495,000
Other.......................................................              0        227,000
                                                                -----------    -----------
Deferred assets.............................................      1,809,000      2,032,000
Deferred tax liabilities:
Excess of tax under book basis of fixed assets..............     (1,226,000)    (1,370,000)
                                                                -----------    -----------
Deferred liability..........................................     (1,226,000)    (1,370,000)
                                                                -----------    -----------
Net deferred tax asset......................................    $   583,000    $   662,000
                                                                ===========    ===========

                               CORVEL CORPORATION

NOTE E -- STOCK OPTION PLAN

     Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,335,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. Summarized information for this Plan follows:

                                                             1994           1995            1996
                                                             ----           ----            ----
Options outstanding at the beginning of the year......        687,980        444,040         404,539
Options granted.......................................        111,635         88,850          81,300
Options exercised.....................................        338,998        110,421         105,672
Options canceled......................................         16,577         17,930          16,756
                                                          -----------    -----------    ------------
Options outstanding at the end of the year............        444,040        404,539         363,411
                                                          ===========    ===========    ============
At the end of the year:
  Prices of outstanding options.......................    $.01-$22.75    $.33-$26.50    $8.67-$31.50
  Average price per share.............................         $11.36         $15.11          $18.33
  Exercisable options.................................        182,920        199,484         182,575
  Options available for future grants.................        137,908        266,988         202,444

     In addition to options granted under the Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. Options to purchase 5,100, 37,000, and 362,900 shares of common stock were exercised in fiscal 1994, 1995 and 1996, respectively. As of March 31, 1996, options to purchase 60,000 shares of common stock were outstanding, all of which were exercisable at a nominal price.

NOTE F -- EMPLOYEE STOCK PURCHASE PLAN

     In fiscal 1992, the Company's Board of Directors approved the 1991 Employee Stock Purchase Plan, as amended, that provides for the issuance of up to 150,000 shares of the Company's common stock. Under the plan, participating employees are granted nontransferable, six-month options on October 1 and April 1 of each year. These options entitle employees to purchase the number of whole shares that their individual payroll deduction authorizations indicate can be purchased at the end of the six-month period at 85% of the fair market value of the Company's common stock at the date of grant or on the last day of the six-month period, whichever is less. Employees are allowed to participate up to 20% of their gross pay. Summarized plan information is as follows:

                                                                  1994        1995        1996
                                                                  ----        ----        ----
Employee contributions......................................    $295,000    $374,000    $444,000
Shares acquired.............................................      20,448      19,634      18,384
Average purchase price......................................    $  14.43    $  19.02    $  24.15

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1996 are $3,576,000 in fiscal 1997, $2,491,000 in fiscal 1998, $1,375,000 in fiscal 1999,
$793,000 in fiscal 2000, $256,000 in fiscal 2001, and none thereafter. Total rental expense of $3,080,000, $3,559,000, and $3,901,000 was charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

                               CORVEL CORPORATION

NOTE G -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE H -- SAVINGS PLAN

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $133,000, $157,000, and $50,000, were charged to operations for the years ended March 31, 1994, 1995, and 1996, respectively.

NOTE I -- QUARTERLY RESULTS

     The following is a summary of unaudited results of operations for the two years ended March 31, 1995 and 1996:

                                                                                         NET INCOME PER
                                                                                        COMMON AND COMMON
                                            REVENUES      GROSS PROFIT    NET INCOME    EQUIVALENT SHARE
                                            --------      ------------    ----------    -----------------
Fiscal Year Ended March 31, 1995:
  First Quarter........................    $22,071,000     $3,844,000     $1,344,000          $.30
  Second Quarter.......................     22,921,000      4,008,000      1,402,000           .31
  Third Quarter........................     24,701,000      4,313,000      1,507,000           .33
  Fourth Quarter.......................     26,090,000      4,668,000      1,632,000           .35
Fiscal Year Ended March 31, 1996:
  First Quarter........................    $26,779,000     $4,856,000     $1,701,000          $.37
  Second Quarter.......................     26,863,000      4,989,000      1,818,000           .39
  Third Quarter........................     27,082,000      5,127,000      1,887,000           .40
  Fourth Quarter.......................     28,328,000      5,143,000      1,919,000           .41

                                                                     SCHEDULE II

                               CORVEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended March 31, 1996:...............   $825,000     $500,000       $ --       $57,000     $1,268,000
Year Ended March 31, 1995:...............    725,000      100,000         --            --        825,000
Year Ended March 31, 1994:...............    485,000      240,000         --            --        725,000