Form 10-Q
period 1997-03-31
ENSTAR INC
filed 1997-05-14
CIK 1009515

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended March 31, 1997


[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                               --------  -----------

                        Commission file number 0-29026

                                  ENSTAR INC.

              (Exact name of registrant as specified in its charter)

          MINNESOTA                                      41-1831611
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     6479 City West Parkway
     Eden Prairie, Minnesota                            55344
(Address of principal executive office)               (Zip Code)

     Registrant's telephone number, including area code:  (612)  941-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X         No
   -------         --------

At April 30, 1997, 3,304,279 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           ENStar Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                                March 31,         December 31,
                                                  1997               1996
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $     1,867          $       824
  Accounts receivable, net                         7,868                8,785
  Inventories                                      6,546                5,706
  Prepaid expenses and other current assets          266                  481
                                             --------------------------------

    Total current assets                          16,547               15,796

Property and equipment, net                        1,758                1,742
Investment in unconsolidated subsidiary           10,926               13,519
Goodwill, net                                      4,762                4,801
Other assets                                         229                  157
                                             --------------------------------
                                             $    34,222          $    36,015
                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $     1,435          $     1,310
  Current portion of long-term debt                   29                   28
  Accounts payable                                 4,618                4,101
  Accrued expenses                                 5,427                4,830
                                             --------------------------------
    Total current liabilities                     11,509               10,269

Long-term debt, net of current maturities          3,330                1,150
Deferred income taxes                              2,217                3,649

Shareholders' Equity
  Common stock, $.01 par value
    100,000,000 shares authorized,
    issued and outstanding 3,304,279
    shares in 1997 and 1996                           33                   33
  Additional paid-in-capital                      17,511               20,710
  Retained earnings (deficit)                       (378)                 204
                                             ---------------------------------
    Total shareholders' equity                    17,166               20,947
                                             ----------------------------------
                                             $    34,222          $    36,015
                                            ==================================


See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                              -------------------------------
                                                  1997                  1996
                                              -------------------------------
Revenues                                      $  11,932             $  15,362
Operating and product costs                       8,363                11,200
                                              -------------------------------
  Gross profit                                    3,569                 4,162

Selling, general,
  and administrative expenses                     4,826                 3,879
                                              -------------------------------
  Operating income (loss)                        (1,257)                  283

Interest expense, net                               (84)                  (66)
                                              --------------------------------

Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiary                      (1,341)                  217

Income tax provision (benefit)                     (450)                  104
                                              -------------------------------

Income (loss) before equity in
  earnings of unconsolidated
  subsidiary                                       (891)                  113

Equity in earnings of
  unconsolidated subsidiary                         309                   304
         						-------------------------------

Net income (loss)                             $    (582)            $     417
                                              ===============================

   Net income (loss) per share                $    (.18)            $     .13
                                              ===============================

Weighted average shares
  outstanding                                 3,304,279             3,296,000
                                              ===============================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, (Unaudited)
                                 (In thousands)

                                                  1997                   1996
                                             ---------------------------- ---
Net cash provided by (used in)
  operating activities                       $      322            $     (508)

Cash flows from investing activities
  Capital expenditures                             (232)                 (210)
  Other                                             (72)                  (76)
                                             --------------------------------

Net cash used in investing activities              (304)                 (286)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                    2,187                   ---
  Payments on long-term debt                         (7)                  ---
  Proceeds from notes payable                    14,039                16,192
  Payments on notes payable                     (13,914)              (16,027)
  Additional capital invested
    (constructive dividends)                     (1,280)                  512
                                             --------------------------------

Net cash provided by financing
  activities                                      1,025                   677
                                             --------------------------------

Net increase (decrease) in cash and
  cash equivalents                                1,043                  (117)

Cash and cash equivalents
  at beginning of period                            824                   246
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $    1,867            $      129
                                           ==================================





See accompanying notes to condensed consolidated financial statements.

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Business

     ENStar Inc. ("ENStar" or "the Company") is a holding company principally comprised of two operating companies, Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"), and an equity investment in CorVel Corporation ("CorVel"). ENStar was formerly an operating unit of North Star Universal, Inc. ("North Star" or "NSU"). In November 1996, North Star contributed the Operating Unit's assets to ENStar. On February 28, 1997, North Star, in connection with its merger with Michael Foods, Inc. ("Michael Foods"), distributed its ownership interest in ENStar to North Star's Shareholders through a tax free dividend, thus causing ENStar to become a publicly held company.

2.   Basis of Presentation --

     The accompanying consolidated financial statements prior to November 1996 were financial statements of the operating unit comprised of the entities and assets described in Note 1. Operating unit equity was converted to contributed capital at the time North Star contributed the capital stock of Americable, Transition, and CorVel to ENStar. There was no change in the historical cost basis of the assets and liabilities of any of the entities or investment contributed to ENStar. The consolidated financial statements for 1996 include an allocation of general and administrative costs incurred by North Star in the management of the operating companies. Management believes these allocations are reasonable and present the operations of the Company as though it had operated on a stand-alone basis. Previously, operating unit equity included the historical equity of each entity, the net investment in CorVel and intercompany payables owed to North Star. The net annual advances between the former operating unit and North Star were considered additional capital invested from, or constructive dividend to, North Star. Accordingly, the accompanying consolidated financial statements may not necessarily be indicative of the results that would have been obtained if the Company had been operated as a stand-alone entity throughout all periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared by ENStar without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Results for the three months ended March 31 may not necessarily be indicative of the results to be expected for the full year.

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At March 31, 1997, ENStar owned 1,025,000 shares, or an approximate 24% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the three month period ended March 31, 1997 (in thousands):

         Current assets                      $    38,733
         Noncurrent assets                        18,995
         Current liabilities                       8,863
         Noncurrent liabilities                    2,778
         Revenues                                 31,693
         Gross profit                              5,822
         Net income                                2,205

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and has been reflected as a dividend to North Star during the period ended March 31, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately $900,000, additional paid-in capital by $540,000, and deferred income taxes by $360,000. At March 31, 1997, the value of the Company's investment in CorVel, based on the closing market price, was approximately $25.6 million.

                                  ENStar Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)



4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                               March 31,          December 31,
                                                 1997                  1996
                                             --------------------------------
         Finished goods                      $    4,687            $    3,285
         Purchased parts                          1,859                 2,421
                                             --------------------------------
                                             $    6,546            $    5,706
                                             --------------------------------
                                             --------------------------------

5.   Net Income (Loss) Per Share --

     Net income (loss) per share for 1997 was based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

     Net income per share for 1996 was computed based on the 9,887,000 weighted average number of shares of North Star common stock outstanding after giving effect to the assumed exercise of North Star's outstanding stock options. This weighted average number of shares was adjusted to reflect the distribution of ENStar common stock to North Star shareholders whereby one share of ENStar common stock was issued to each holder of three shares of North Star common stock.

6.   New Accounting Pronouncement -

     The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect on the Company's financial statements of adopting this new standard has not been determined.

                                  ENStar Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)



7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At March 31, 1997, the deferred tax liability includes a cumulative tax effect of approximately $4 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel.

8.   Contingencies -

     In connection with the merger of North Star and Michael Foods, ENStar, through the operation of an indemnification agreement, is contingently liable for any, and all, liabilities arising from the activities of North Star, through, and including, the reorganization of North Star and Michael Foods. Under the terms of the indemnification agreement, the Company is required to maintain certain minimum levels of market captialization or net worth for a period of five years.

9.   Reclassifications --

     Certain 1996 amounts have been reclassified to conform with the financial statement presentation used in 1997. Such reclassifications had no impact on previously reported retained earnings or net income.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of Section 27A of the Securiries Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief, or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Americable's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the Reorganization Transactions. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

     ENStar Inc. is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable's operations are organized into two primary business units, Enstar Networking Corporation ("Enstar Networking") and Americable Distribution. As a network integrator, Enstar Networking provides services designed to build, maintain, and secure LAN and WAN infrastructures for large and medium sized end-users. These networking services include planning, implementation, maintenance, security, and product fulfillment. As a value-added distributor, Americable is a provider of networking and connectivity products, cable assemblies, and custom OEM manufacturing solutions. Transition is a manufacturer of connectivity devices used in local area network ("LAN") applications. At March 31, 1997, ENStar owned 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 24% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the Symbol CRVL.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



     ENStar was formerly a wholly owned subsidiary of North Star. In connection with the reorganization involving North Star and Michael Foods (the "Reorganization Transactions"), North Star transferred to ENStar certain of its assets, including its shares of common stock of Americable and Transition and its shares of CorVel, and certain other assets. Pursuant to the Reorganization Transactions, (i) North Star merged with Michael Foods and (ii) the outstanding common stock of ENStar (the "ENStar Common Stock") was distributed to the shareholders of North Star (the "Distribution"). As a result of the Distribution, ENStar ceased to be a subsidiary of North Star and became a publicly owned company. ENStar's Common Stock is included on the Nasdaq National Market under the symbol "ENSR".

     As described in Note 2 to the Consolidated Financial Statements of ENStar, the Consolidated Statements of Operations of ENStar for 1996 include an allocation of general and administrative costs incurred by North Star prior to the consummation of the Reorganization Transactions in the management of the operating companies, investment holding, and other assets of ENStar. Management believes these allocations are reasonable and present the operations of ENStar as though it has been operated on a stand-alone basis prior to the consummation of the Reorganization Transactions.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



     The following are unaudited summarized operating results for each of the Company's continuing operations for the three months ended March 31 (in thousands):

                                                    1997            1996
                                                -------------------------
Revenues
    Americable                                  $    8,382     $   12,101
    Transition                                       3,875          3,651
    Eliminations                                      (325)          (390)
                                                -------------------------
                                                $   11,932     $   15,362
                                                =========================

Gross Profit
    Americable                                  $    2,046     $    2,732
    Transition                                       1,523          1,430
                                                -------------------------
                                                $    3,569     $    4,162
                                                =========================

Selling, General and Administrative Expenses
    Americable                                  $    2,754     $    2,420
    Transition                                       1,716          1,252
    Corporate                                          356            207
                                                -------------------------
                                                $    4,826     $    3,879
                                                =========================

Operating Income (Loss)
    Americable                                  $     (708)    $      312
    Transition                                        (193)           178
    Corporate                                         (356)          (207)
                                                -------------------------
                                                $   (1,257)    $      283
                                                =========================

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 vs. THREE MONTHS ENDED MARCH 31, 1996

     Consolidated revenues decreased $3.5 million or 22.3%, to $11.9 million from $15.4 million in 1996.

     Revenues at Americable decreased approximately $3.7 million, or 30.7%, to $8.4 million. This includes approximately $3 million in decreased sales of networking products to two customers due to reduced demand which is expected to continue for the remainder of the year. These customers accounted for approximately $3.9 million of revenues in 1996. In addition, sales of bulk cable and other connectivity products decreased approximately $950,000, primarily due to lower demand from contractors and resellers. Offsetting these decreases was approximately $180,000 of increased internal service revenues due to expanded focus on service offerings at Enstar Networking Corporation.

     Revenues at Transition increased approximately $224,000, or 6.1%, to $3.9 million. Sales of basic LAN and terminal products increased approximately 9% to $3.5 million due primarily to higher demand from new and existing customers. Sales of Transition's advanced LAN products decreased approximately 4% to $426,000, which reflects lower demand for certain product lines released in the fourth quarter of 1996. Sales from new product introductions and enhancements accounted for approximately 2% of net sales for the quarter ended March 31, 1997, versus 24% for the comparable period in 1996. Sales to domestic customers increased approximately $340,000, or 15%, to $2.6 million, which primarily is a result of the addition of new customers. Sales to international customers were approximately $1.4 million; unchanged from the previous year. Sales to international customers accounted for approximately 36% and 38% of net sales for the period ended March 31, 1997 and 1996, respectively.

     Consolidated gross profit, as a percent of revenues, increased to 29.9% in 1997 as compared to 27.1% in 1996. Increased margins at Americable are primarily attributable to the higher level of internal service revenues. Margins at Transition were relatively unchanged between periods. ENStar expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

     The Company's selling, general and administrative expenses increased $947,000, or 24.4%, to $4.8 million from $3.9 million in 1996.

     Operating expenses at Americable increased approximately $334,000 or 13.8% for the period which reflects approximately $295,000 of increased selling expenses primarily attributable to higher promotional expenses related to the introduction of Enstar Networking along with the addition of new sales personnel and related expenses. In addition, this increase reflects approximately $80,000 of higher engineering expense due to the addition of technical and engineering personnel and higher training costs. These increases were offset by lower general and administrative expenses of approximately $40,000.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



     Americable expects that its selling expenses, as a percentage of revenues, will increase during the remainder of 1997 through the addition of sales and technical personnel and their related expenses. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to increase its sales volume and/or gross profit margins.

     Transition had increased operating expenses of approximately $464,000, or 37.1%, which reflects increased sales and marketing expenses of approximately $314,000 associated with advertising and promotional activities along with the addition of new product marketing personnel and related expenses. In addition, engineering expenses increased approximately $100,000 primarily due to higher engineering wages and related expenses associated with new product development. In an effort to successfully develop and launch new products, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue throughout 1997. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results during the remainder of 1997.

     Corporate expenses increased approximately $149,000, or 72%, to $356,000, which primarily reflects approximately $100,000 of severance related costs associated with a former executive of Americable. In addition, corporate expenses reflect higher costs related to the subordinated debenture program.

     Net interest expense increased $18,000 or 27% to $84,000 from $66,000 in 1996 due primarily to the higher levels of long-term debt related to the subordinated debenture program which commenced in November 1996.

     The income tax provision (benefit) reflects the Company's estimated effective annual tax rate. The income tax benefit of $450,000 in 1997 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods.
To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of the Company's unconsolidated subsidiary increased $5,000 to $309,000 from $304,000 in the previous year which reflects higher earnings at CorVel, offset by ENStar's reduced ownership interest in CorVel following the January 1997 sale of stock. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on their Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash provided by operations was $322,000 for the three months ended March 31, 1997, versus cash used in operations of $508,000 in 1996.

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

     In November 1996, ENStar commenced a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $2.2 million represent sales of debentures under this program. At March 31, 1997, the Company had $3.1 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 10.4%. Through May 9, 1997, ENStar has sold an additional $9.5 million of subordinated debentures.

     Americable and Transition maintain revolving line of credit facilities with their principal bank to provide borrowings up to $4 million and $2 million, respectively, due in June 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5%) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At March 31, 1997, there was approximately $1.4 million of outstanding borrowings and approximately $4.3 million of available borrowings under these credit facilities. At March 31, 1997, Americable and Transition were not in compliance with the minimum interest coverage covenant of this credit agreement. Management is currently in the process of negotiating an amendment to this agreement and obtaining the necessary waivers from its bank.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



CAPITAL RESOURCES AND LIQUIDITY (Continued)

     At May 9, 1997, ENStar had approximately $10.8 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including capital expenditures and potential acquisitions, for the remainder of the year.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is being filed with this report on Form 10-Q.

              Exhibit 27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENSTAR INC.
                                           --------------------------
                                           (Registrant)




Date      May 14, 1997               by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      May 14, 1997               by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)