Form 10-K405/A
period 1996-12-31
ENSTAR INC
filed 1997-07-01
CIK 1009515

=============================================================================
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                     ---------------

                                      FORM 10-K/A-1

             (  X  )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1996
                                           or

             (     )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission file number 0-29026

                                       ENSTAR INC.

                     (Exact name of registrant as specified in its charter)

                 MINNESOTA                                   41-1831611
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      6479 City West Parkway
      Eden Prairie, Minnesota                                  55344
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (612) 941-3200
                              ----------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

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

                                   Yes    (  X  )          No    (   )

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 19, 1997 was approximately
$7.6 million based on the last sale price for the common stock as reported by the National Association of Securities Dealers Automated Quotation System on that date.

     At March 19, 1997, 3,306,000 shares of the registrant's common stock were outstanding.

                              - Cover Page 1 of 2 -
                              ---------------------

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-KA.

     Document Incorporated                    Part of Form 10-KA
     ---------------------                    ------------------
     Proxy Statement for 1997                 Items 10, 11, 12 & 13
     Annual Meeting of Shareholders

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A-1. (()













































                              - Cover Page 2 of 2 -
                              ---------------------

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

        (i)ENStar Inc.
           Consolidated Statements of Operations                           F-2
           Consolidated Balance Sheets                                     F-3
           Consolidated Statements of Shareholders' Equity                 F-4
           Consolidated Statements of Cash Flows                           F-5
           Notes to Consolidated Financial Statements              F-6 to F-13
           Report of Independent Certified Public Accountants             F-14
           Report of Independent Certified Public Accountants on Schedule F-15
           Schedule II - Valuation and Qualifying Accounts                F-16

        (ii) CorVel Corporation
             Report of Independent Auditors                                S-1
             Consolidated Statements of Income                             S-2
             Consolidated Balance Sheets                                   S-3
             Consolidated Statements of Stockholders' Equity               S-4
             Consolidated Statements of Cash Flows                         S-5
             Notes to Consolidated Financial Statements            S-6 to S-16
             Schedule II - Valuation and Qualifying Accounts              S-17

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.      EXHIBITS


        2.1     Agreement and Plan of Reorganization, dated as of December 21,
        1995, by and among North Star Universal, Inc., Michael Foods, Inc. and
        NSU Merger Co. (filed as exhibit 2 to the Company's Registration
        Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request).

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

        10.4 Lease Agreement dated February 21, 1989 between Americable and Ryan/Flying Cloud Associates Limited Partnership, including amendments thereto, for the lease of premises at 7450 Flying Cloud
        Drive, Eden Prairie, Minnesota.  (Filed as exhibit 10.12 to the
        Company's Registration Statement on Form S-4, Registration No. 333-
        1925, and incorporated herein by reference).






        10.5 Distribution Agreement between North Star Universal, Inc., and the Company. (Filed as an exhibit to Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star
        Universal, Inc., Michael Foods, Inc. and NSU Merger Co., which agreement was filed as exhibit 2 to the Company's Registration
        Statement on Form S-4, Registration No. 333-1925, and is incorporated herein by reference).

        10.6     Commercial Lease Agreement between Americable, Inc. and
        LaSalle National Trust (filed as exhibit 10.4 to the Quarterly Report on Form 10-Q of North Star Universal, Inc. for the quarter ended
        September 30, 1996 and incorporated herein by reference).

        10.7     Commercial Lease Agreement between Americable, Inc. and
        Petroleum, Inc. (filed as exhibit 10.3 to the Quarterly Report on Form
        10-Q of North Star Universal, Inc. for the quarter ended June 30, 1996 and incorporated herein by reference).

       +10.8     Separation and General Release, dated February 17, 1997,
        between Americable and Gary L. Eizenga.

        12  Computation of Ratio of Earnings to Fixed Charges.

        21.1     Subsidiaries of the Company.

       *24.1     Consent of Independent Auditors - Ernst & Young LLP

        27.1     Financial Data Schedule.

        99.1     Cautionary Statement Regarding Forward Looking Statements.

-------------------------

       +Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
        Item 601(b)(10)(iii)(A) of Regulation S-K.
       *Filed with this Amendment No. 1 to Annual Report on Form 10-K/A-1.

(b) Reports on Form 8-K. One report for Form 8-K was filed by the Company on June 25, 1997 to report the Company's plan for a modified "Dutch Auction" self-tender offer for up to 600,000 shares of ENStar Inc.'s common stock.

(c) See the Exhibits set forth above.

(d) See the Consolidated Financial Statements and the Financial Statement Schedule of CorVel Corporation attached as a separate section of the Amendment No. 1 to the Company's report on Form 10-K/A-1.

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 30,  1997               ENSTAR INC.

                                    By /s/ Jeffrey J. Michael
                                       ---------------------------------
                                       Jeffrey J. Michael
                                       President and Chief Executive Officer

Orange County, California
June 28, 1996



REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP


Orange County, California
May 8, 1997



                                       -S1-



                             CORVEL CORPORATION

                     CONSOLIDATED STATEMENTS  OF INCOME


                                           Years Ended March 31
                              ------------------------------------------
                                      1995           1996           1997
                              ------------------------------------------
REVENUES                      $ 95,783,000   $109,052,000   $121,704,000

COSTS AND EXPENSES
Cost of revenues                78,950,000     88,937,000     99,323,000
General and administrative       7,186,000      8,106,000      8,645,000
                              ------------------------------------------
                                86,136,000     97,043,000    107,968,000
                              ------------------------------------------
Income before income taxes       9,647,000     12,009,000     13,736,000
Income tax provision             3,762,000      4,684,000      5,220,000
                              ------------------------------------------
NET INCOME                    $  5,885,000   $  7,325,000   $  8,516,000
                              ==========================================

Net income per common
 and common equivalent share  $       1.30   $       1.57   $       1.82
                              ==========================================

Weighted average common
 and common equivalent
 shares outstanding              4,542,000      4,674,000      4,689,000
                              ==========================================




        See accompanying notes to consolidated financial statements









                                          -S2-


                              CORVEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                           March 31
                                                ---------------------------
                                                        1996           1997
                                                ---------------------------

ASSETS

Current Assets                                  $ 17,113,000   $ 15,665,000
Accounts receivable (less allowance
 for doubtful accounts of $1,268,000
 in 1996 and $1,686,000 in 1997)                  18,394,000     22,294,000
Prepaid taxes and expenses                           545,000        124,000
Deferred income taxes                              2,032,000      1,746,000
                                                ---------------------------
     Total current assets                         38,084,000     39,829,000
                                                ---------------------------
Property and equipment, net                       11,468,000     13,100,000

Other assets                                       4,432,000      5,895,000
                                                ---------------------------
                                                $ 53,984,000   $ 58,824,000
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable                      $  3,057,000   $  6,603,000
Accrued liabilities                                4,246,000      4,630,000
                                                ---------------------------
     Total current liabilities                     7,303,000     11,233,000
                                                ---------------------------

Deferred income taxes                              1,370,000      1,504,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value: 20,000,000
 shares authorized; 4,593,675 and 4,697,853 shares issued and outstanding in 1996 and 1997, respectively

Paid-in Captial                                   26,401,000     28,122,000

Treasury Stock, at cost (no shares in 1996,
 357,000 shares in 1997)                                 ---     (9,461,000)

Retained Earnings                                 18,910,000     27,426,000
                                                ---------------------------
     Total stockholders' equity                   45,311,000     46,087,000
                                                ---------------------------
                                                $ 53,984,000   $ 58,824,000
                                                ===========================

        See accompanying notes to consolidated financial statements




                                       -S3-






                                         CORVEL CORPORATION

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years Ended March 31, 1995, 1996, and 1997

                                           Common
                                          stock and              Treasury                 Total
                            Common         paid in    Treasury    shares-    Retained  stockholders'
                         stock-shares      capital     shares      cost      earnings     equity
                         -----------------------------------------------------------------------------

Balance - March 31, 1994    4,071,195  $ 21,625,000        ---    $   ---  $ 5,700,000  $27,325,000

Stock issued under
 employee stock purchase
 plan                          19,634       374,000        ---        ---          ---      374,000

Stock issued under
 employee stock option
 plan and related income
 tax benefits                 147,421     2,170,000        ---        ---          ---    2,170,000

Net income                        ---           ---        ---        ---    5,885,000    5,885,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1995    4,238,250  $ 24,169,000        ---        ---  $11,585,000  $35,754,000
                         ----------------------------------------------------------------------------

Stock issued under
 employee stock purchase
 plan                          18,384       444,000        ---        ---          ---      444,000

Stock issued under
 employee stock option
 plan and related income
 tax benefits, net of
 shares repurchased upon
 exercise                     337,041     1,788,000        ---        ---          ---    1,788,000

Net income                        ---           ---        ---        ---    7,325,000    7,325,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1996    4,593,675  $ 26,401,000        ---        ---  $18,910,000  $45,311,000
                         ---------------------------------------------------------------------------

Stock issued under
 employee stock purchase
 plan                          23,039       536,000        ---         ---         ---      536,000

Stock issued under
 employee stock option
 plan and related income
 tax benefits,                 81,139     1,185,000        ---          ---        ---    1,185,000

Purchase of Common Stock          ---           ---   (357,000)  (9,461,000)       ---   (9,461,000)

Net income                        ---           ---          ---        ---   8,516,000   8,516,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1997    4,697,853  $ 28,122,000    357,000  $(9,461,000)$27,426,000 $46,087,000
                         ===========================================================================




                       See accompanying notes to consolidated financial statements.

                                          -S4-



                                 CORVEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended March 31
                                              ----------------------------------------
                                                       1995         1996          1997
                                              ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $  5,885,000  $  7,325,000  $  8,516,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization               2,335,000     3,048,000     4,215,000
     Deferred income taxes                         (44,000)      (79,000)      420,000
     Loss on write down and disposal
      of property and equipment                     39,000        23,000        96,000
     Changes in operating assets
      and liabilities:
     Accounts receivable                        (2,657,000)   (2,526,000)   (3,900,000)
     Prepaid taxes and expenses                    795,000      (363,000)      421,000
     Accounts and taxes payable                     27,000       700,000     3,546,000
     Accrued liabilities                           538,000      (382,000)      384,000
     Other assets                                 (425,000)     (511,000)   (1,607,000)
                                              ----------------------------------------
  Net cash provided by operating activities      6,493,000     7,235,000    12,091,000
                                              ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment           (4,219,000)   (5,565,000)   (5,799,000)
                                              ----------------------------------------

  Net cash used in investing activities         (4,219,000)   (5,565,000)   (5,799,000)
                                              ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds and tax benefits from
   exercise of stock options                     2,544,000     2,232,000     1,721,000
  Purchase of common stock                             ---           ---    (9,461,000)
                                              ----------------------------------------
  Net cash provided by (used in)
   financing activities                          2,544,000     2,232,000    (7,740,000)
                                              ----------------------------------------
Net increase (decrease) in cash
 and cash equivalents                            4,818,000     3,902,000    (1,448,000)
Cash and cash equivalents at beginning of year   8,393,000    13,211,000    17,113,000
                                              ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 13,211,000  $ 17,113,000  $ 15,665,000
                                              ========================================




                See accompanying notes to consolidated financial statements


                                            -S5-

                                     CorVel Corporation
                      Notes to Consolidated Financial Statements
                                       March 31, 1997

NOTE A - Summary of Significant Accounting Policies

     Organization: CorVel Corporation (CorVel or the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of worker's compensation and other healthcare benefits.

     Basis of Presentation: The consolidated financial statements include the accounts of CorVel and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

     Cash and Cash Equivalents:   Cash and cash equivalents consists of
short-term, highly-liquid investments with maturities of 90 days or less when
purchased.   The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1996 and 1997.

     Concentrations of Credit Risk: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1996 and 1997. Receivables generally are due within 60 days. Credit losses relating to customers in the workers compensation insurance industry consistently have been within management's expectations.

     Property and Equipment: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

     Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamoretized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

     Other Assets: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $3,636,000 (net of accumulated amortization of $754,000) at March 31, 1996 and 4,886,000 (net of accumulated amortization of $898,000) at March 31, 1997.





                                          -S6-

                              CorVel Corporation
                  Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE A - Summary of Significant Accounting Policies (continued)

     Revenue Recognition: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,527,000 and $1,580,000 of unbilled receivables at March 31, 1996 and 1997, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1995, 1996 and 1997.

    Income Taxes:   The consolidated financial statements reflect the
application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

     Income Per Share:   Income per share is computed by dividing net income
by the weighted average number of common and common equivalent shares outstanding during the year. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 redefines the standards for computing earnings per share and is effective for the Company on March 31, 1998. The Company believes adoption of SFAS No. 128 will not have a material impact on future earnings per share calculations.

     Stock Option Plans: Effective April 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's consolidated results of operations or financial position.




                                          -S7-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE B - Property and Equipment

     Property and equipment consists of the following at March 31:


                                                   1996              1997
                                               -----------------------------

     Office equipment and computers            $ 15,542,000     $ 19,875,000
     Computer software                            4,207,000        5,186,000
     Leasehold improvements                         613,000          784,000
                                               -----------------------------
                                                 20,362,000       25,845,000
     Less: accumulated depreciation
      and amortization                            8,894,000       12,745,000
                                               -----------------------------
                                               $ 11,468,000     $ 13,100,000
                                               =============================


NOTE C - Accrued Liabilities


     Accrued liabilities consists of the following at March 31:

                                                   1996              1997
                                                ----------------------------

     Payroll and related benefits               $ 2,366,000      $ 2,891,000
     Self-insurance reserves                        737,000          599,000
     Other                                        1,143,000        1,140,000
                                                ----------------------------
                                                $ 4,246,000      $ 4,630,000
                                                ============================



                                        -S8-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997


NOTE D - Income Taxes


     The income tax provision consists of the following for the three years ended March 31:
                                  1995             1996              1997
                              ----------------------------------------------
Current - Federal             $ 3,172,000       $ 4,405,000      $ 4,212,000
Current - State                   634,000           718,000          588,000
Utilization of net
 operating loss                  (538,000)              ---              ---
                              ----------------------------------------------
                                3,268,000         4,763,000        4,800,000
                              ----------------------------------------------

Deferred - Federal                (37,000)         (102,000)         368,000
Deferred - State                   (7,000)           23,000           52,000
                              ----------------------------------------------
                                  (44,000)          (79,000)         420,000
                              ----------------------------------------------

Utilization of net
 operating loss carryovers        538,000               ---              ---
                              ----------------------------------------------

                              $ 3,762,000       $ 4,684,000      $ 5,220,000
                              ==============================================


     Income tax benefits associated with the exercise of stock options were $991,000, $4,245,000 and $228,000 for fiscal 1995, 1996 ,and 1997, respectively.


     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                  1995             1996              1997
                              ----------------------------------------------
Income taxes at federal
 statutory rate               $ 3,377,000       $ 4,203,000      $ 4,808,000
State income taxes, net
 of federal benefit               399,000           446,000          423,000
Goodwill amortization              35,000            37,000           40,000
Other                             (49,000)           (2,000)         (51,000)
                              ----------------------------------------------
                              $ 3,762,000       $ 4,684,000      $ 5,220,000
                              ==============================================

                                       -S9-
<Page2>

                            CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


Note D - Income Taxes (continued)

     Income taxes paid totaled $1,100,000, $1,193,000 and $1,683,000 for the years ended March 31, 1995, 1996, and 1997, respectively. At March 31, 1994, the Company had net operating loss (NOLs) carryforwards of $1,600,000 for income tax purposes. A valuation allowance of $538,000 was recorded in 1994 to offset the deferred tax assets related to the NOLs. This $538,000 valuation allowance was applied to additional paid-in capital in 1995 since the related NOLs were principally attributable to deductions for the exercise of non-qualified stock options in 1994.


      Deferred taxes at March 31, 1996 and 1997 are:

                                                   1996              1997
                                                ----------------------------

Deferred tax assets:
  Accrued liabilities not currently deductible  $ 1,310,000      $   939,000
  Allowance for doubtful accounts                   495,000          580,000
  Other                                             227,000          227,000
                                                ----------------------------
    Deferred assets                             $ 2,032,000      $ 1,746,000

Deferred tax liabilities:
  Excess of tax under book basis
   of fixed assets                               (1,370,000)      (1,504,000)
                                                ----------------------------
  Deferred liability                             (1,370,000)      (1,504,000)
                                                ----------------------------
  Net deferred tax asset                        $   662,000      $   242,000
                                                ============================






                                          -S10-

                             CorVel Corporation
             Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)

NOTE E - Stock Option Plans

     The Company has elected to follow Accounting Prinicples Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting of its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requres use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the Company's Restated 1988 Executive Stock Option Plan, as amended, options for up to 1,535,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. In addition to the aforementioned Plan, the Company's President was issued an option to purchase 750,000 shares of common stock at an exercise price of $.0001 per share in January 1988. As of March 31, 1997, all of these options have vested and options to purchase 60,000 shares of common stock are outstanding.


Summarized information for all of the stock options follows:

                              ------------------------------------------
                                      1995           1996           1997
                              ------------------------------------------

Options outstanding at the
 beginning of the year             903,867        827,018        423,411
Options granted                     88,850         81,300        126,450
Options exercised                 (147,421)      (468,572)       (81,139)
Options cancelled                  (18,278)       (16,335)       (12,890)
                              ------------------------------------------
Options outstanding at the
 end of the year                   827,018        423,411        455,832
                              ==========================================

During the year
 Weighted average price of
  options granted                 $  22.26       $  25.19       $  28.48
 Weighted average price of
  options exercised               $   4.36       $   2.54       $  11.71
 Weighted average price of
  options cancelled               $  15.25       $  18.40       $  22.80

At the end of the year:
Prices of outstanding options       $.0001-        $.0001-        $.0001-
                                    $26.50         $31.50         $31.50

Average price per share             $ 7.38         $15.73         $19.77
Options available for
 future grants                     266,988        202,444        288,884
Exercisable options                622,348        242,575        244,881



                                   -S11-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                (Continued)


NOTE E - Stock Option Plans (continued)


     The following table summarizes the status of fixed stock options outstanding and exercisable at March 31, 1997:

                                          Outstanding                Exercisable
                               Weighted     Options-                  Options-
                                Average     Weighted                  Weighted
                               Remaining    Average     Number of     Average
    Range of      Number of   Contractual   Exercise    Exercisable   Exercise
Exercise Prices    Options       Life        Price       Options       Price
----------------------------------------------------------------------------
 $.0001-$.0001      60,000     .76 years    $.0001        60,000      $.0001
 10.75 - 15.00      71,640     .81 years     12.67        69,859       12.72
 17.00 - 23.00     148,002    2.70 years     21.07        95,299       20.88
 25.50 - 31.50     175,658    5.11 years     28.33        19,723       27.79
                  ----------------------------------------------------------
                   455,300    3.08 years    $19.77       244,881      $13.99
                  ==========================================================


     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, pro forma net income would have been reduced to $7,251,000 and $8,315,000 from $7,325,000 and $8,516,000 for the years ended March 31, 1996 and 1997, respectively.
Pro forma earnings per share would have been reduced to $1.55 and $1.77 from $1.56 and $1.82 for the years ended March 31, 1996 and 1997, respectively.

     The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal 1996: expected volatility of .45; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1997: expected volatility of .41; risk free interest rate of 6.4%. The assumptions for both years reflect no dividend yield and a weighted average option life of three years.


                                          -S12-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE E - Stock Option Plans (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the sujective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Because SFAS 123 is applicable only to the Company's options granted subsequent to April 1, 1995, its proforma effect will not be fully reflected until 1999. The aforementioned results are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts reflect the expense for only one or two years of vesting.

NOTE F - Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 150,000 shares has been authorized for issuance under the plan. As of March 31, 1997, 114,141 shares had been issued pursuant to the plan.










                                           -S13-
















                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE F - Employee Stock Purchase Plan (continued)


Summarized plan information is as follows:

                              ------------------------------------------
                                      1995           1996           1997
                              ------------------------------------------
Employee contributions           $ 374,000      $ 444,000      $ 536,000
Shares acquired                     19,634         18,384         23,039
Average purchase price              $19.02         $24.15         $23.27


NOTE G - Treasury Stock

     In August 1996, the Company announced that its Board of Directors had approved a plan to repurchase up to 100,000 shares, or approximately 2% of the Company's then outstanding Common Stock. The Company's Board of Directors subsequently increased the number of shares authorized to repurchase to a total 550,000 shares, or approximately 12% of the Company's stock. Through March 31, 1997, the Company had repurchased 357,000 shares of its common stock for $9,461,000, at prices ranging from $24.63 to $30.00 per share, with an
average price of $26.50.   The stock was recorded as treasury stock, at cost,
and is available for general corporate purposes. The repurchases were financed from cash generated from operations.

NOTE H - Commitments and Contingencies

     The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1997 are $4,013,000 in fiscal 1998, $2,896,000 in fiscal 1999, $2,166,000 in fiscal 2000, $1,194,000 in fiscal 2001, $547,000 in fiscal 2002, and $69,000, thereafter. Total rental expense of $3,559,000, $3,901,000, and $4,573,000 was charged to operations for the years ended March 31, 1995, 1996, and 1997, respectively.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.


                                  -S14-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE I - Savings Plan

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in
the plan.   Contributions are made annually primarily at the discretion of the
Company's Board of Directors. Contributions of $157,000, $50,000, and $135,000, were charged to operations for the years ended March 31, 1995, 1996, and 1997, respectively.

NOTE J - Shareholder Rights Plan

     During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $125.00 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company's earnings per share.











                                           -S15-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE K - Quarterly Results


     The following is a summary of unaudited results of operations for the two years ended March 31, 1996 and 1997:

                                                            Net income
                                                            per common      Weighted
                                                            and common       common
                                    Gross          Net      equivalent     equivalent
                     Revenues       Margin        income      share          shares
Fiscal Year Ended
March 31, 1996:
First Quarter      $ 26,779,000  $ 4,856,000   $ 1,701,000   $ .37         4,592,000
Second Quarter       26,863,000    4,989,000     1,818,000     .39         4,661,000
Third Quarter        27,082,000    5,127,000     1,887,000     .40         4,718,000
Fourth Quarter       28,328,000    5,143,000     1,919,000     .41         4,724,000

Fiscal Year Ended
March 31, 1997:
First Quarter      $ 29,851,000  $ 5,390,000   $ 2,042,000   $ .43         4,759,000
Second Quarter       29,719,000    5,488,000     2,092,000     .44         4,760,000
Third Quarter        30,441,000    5,681,000     2,177,000     .46         4,736,000
Fourth Quarter       31,693,000    5,822,000     2,205,000     .49         4,501,000

















                                           -S16-






















                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                (Continued)




                                              Schedule II

                                          CORVEL CORPORATION

                                  VALUATION AND QUALIFYING ACCOUNTS


                                 Balance at    Charged to                        Balance at
                                 Beginning     Costs and                           End of
                                  of Year      Expenses          Deductions        Period
                                 ------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended March 31, 1997:       $1,268,000    $1,763,000       $(1,345,000)     $1,686,000

Year ended March 31, 1996:          825,000       500,000           (57,000)      1,268,000

Year ended March 31, 1995:          725,000       100,000               ---         825,000




















                                                       -S17-