Form 10-Q
period 1997-06-30
ENSTAR INC
filed 1997-08-14
CIK 1009515

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended June 30, 1997


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

At July 31, 1997, 3,304,279 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           ENStar Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                                June 30,         December 31,
                                                  1997               1996
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $   12,584           $       824
  Accounts receivable, net                        8,249                 8,785
  Inventories                                     5,618                 5,706
  Prepaid expenses and other current assets         284                   481
                                             --------------------------------

    Total current assets                         26,735                15,796

Property and equipment, net                       1,924                 1,742
Investment in unconsolidated subsidiary          10,924                13,519
Goodwill, net                                     4,722                 4,801
Other assets                                        220                   157
                                             --------------------------------
                                             $   44,525           $    36,015
                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $    2,232           $     1,310
  Current portion of long-term debt                  29                    28
  Accounts payable                                4,002                 4,101
  Accrued expenses                                5,685                 4,830
                                             --------------------------------
    Total current liabilities                    11,948                10,269

Long-term debt, net of current maturities        14,628                 1,150
Deferred income taxes                             1,716                 3,649

Shareholders' Equity
  Common stock, $.01 par value
    100,000,000 shares authorized,
    issued and outstanding 3,304,279
    shares in 1997 and 1996                          33                    33
  Additional paid-in-capital                     17,180                20,710
  Retained earnings (deficit)                      (980)                  204
                                             ---------------------------------
    Total shareholders' equity                   16,233                20,947
                                             ----------------------------------
                                             $   44,525           $    36,015
                                            ==================================


See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                -----------------------------------------------
                                    1997       1996            1997       1996
                                -----------------------------------------------
Revenues                        $  13,392  $  16,431       $  25,324  $  31,793
Operating and product costs         9,590     12,303          17,953     23,503
                                -----------------------------------------------
  Gross profit                      3,802      4,128           7,371      8,290

Selling, general,
  and administrative expenses       5,044      4,244           9,870      8,123
                                -----------------------------------------------
  Operating income (loss)          (1,242)      (116)         (2,499)       167

Interest expense, net                (190)       (74)           (274)      (140)
                                -----------------------------------------------
Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiary        (1,432)      (190)         (2,773)        27

Income tax provision (benefit)       (500)       (52)           (950)        52
                                -----------------------------------------------
Income (loss) before equity in
  earnings of unconsolidated
  subsidiaries                       (932)      (138)         (1,823)       (25)

Equity in earnings of
  unconsolidated subsidiary           330        323             639        627
                                -----------------------------------------------
Net income (loss)                    (602)       185          (1,184)       602
                                ===============================================
Net income (loss) per share     $   (0.18) $    0.06       $   (0.36) $    0.18
                                ===============================================

Weighted average shares
  outstanding                   3,304,279  3,313,133       3,304,279  3,304,333
                                ===============================================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)
                                 (In thousands)

                                                  1997                   1996
                                             --------------------------------

Net cash used in operating activities        $    (656)              $   (966)

Cash flows for investing activities
  Capital expenditures                            (641)                  (542)
  Other                                            (63)                    79
                                             --------------------------------

Net cash used in investing activities             (704)                  (463)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                  13,492                    384
  Payments on long-term debt                       (14)                   ---
  Proceeds from notes payable                   29,556                 33,596
  Payments on notes payable                    (28,634)               (32,675)
  Constructive dividends                        (1,280)                   ---
                                             --------------------------------

Net cash provided by financing
  activities                                    13,120                  1,305
                                             --------------------------------

Net increase (decrease) in cash and
  cash equivalents                              11,760                   (124)

Cash and cash equivalents
  at beginning of period                           824                    246
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  12,584               $    122
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

     Results for the six months ended June 30 may not necessarily be indicative of the results to be expected for the full year.

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At June 30, 1997, ENStar owned 1,025,000 shares, or an approximate 24% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the six month period ended June 30, 1997 (in thousands):

         Current assets                      $    37,070
         Noncurrent assets                        20,464
         Current liabilities                      10,839
         Noncurrent liabilities                    1,553
         Revenues                                 65,717
         Gross profit                             12,289
         Net income                                4,480

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and has been reflected as a dividend to North Star during the period ended March 31, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately $900,000, additional paid-in capital by $540,000, and deferred income taxes by $360,000. At June 30, 1997, the value of the Company's investment in CorVel, based on the closing market price, was approximately $29.5 million.

                                  ENStar Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                               June 30,          December 31,
                                                 1997                  1996
                                             --------------------------------
         Finished goods                      $    4,328            $    3,285
         Purchased parts                          1,290                 2,421
                                             --------------------------------
                                             $    5,618            $    5,706
                                             --------------------------------
                                             --------------------------------

5.   Accrued Expenses -

     Accrued expenses consist of the following (in thousands):

                                               June 30,          December 31,
                                                 1997                  1996
                                             --------------------------------
         Payroll and related benefits        $      692            $      701
         Insurance reserves                       1,010                   968
         Discontinued operations                  2,000                 2,000
         Other                                    1,983                 1,161
                                             --------------------------------
                                             $    5,685            $    4,830
                                             --------------------------------
                                             --------------------------------

6.   Net Income (Loss) Per Share --

     Net income (loss) per share for 1997 was based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

                                  ENStar Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


     Net income per share for the three and six months ended June 30, 1996 was computed based on the 9,939,000 and 9,913,000 weighted average number of shares of North Star common stock outstanding after giving effect to the assumed exercise of North Star's outstanding stock options. This weighted average number of shares was adjusted to reflect the distribution of ENStar common stock to North Star shareholders whereby one share of ENStar common stock was issued to each holder of three shares of North Star common stock.

7.   New Accounting Pronouncement --

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

8.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At June 30, 1997, the deferred tax liability includes a cumulative tax effect of approximately $4.1 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel.

9.   Contingencies -

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

10.   Reclassifications --

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

     The market for Transition Network's products is characterized by rapid technological change. The introduction of products embodying new technology can render existing products obsolete. Transition has recently refined its product strategy to focus more of its research and development efforts on developing products facilitating the conversion from existing to new technologies. This shift in product focus is expected to reduce future sales of the Company's existing advanced LAN products as it focuses more of its engineering, marketing, and sales resources on its conversion based products.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


GENERAL

     ENStar Inc. is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable's operations are organized into two primary business units, Enstar Networking Corporation ("Enstar Networking") and Americable Distribution. As a network integrator, Enstar Networking provides services designed to build, maintain, and secure local area network ("LAN") and wide area network ("WAN") infrastructures for large and medium sized end-users. As a value-added distributor, Americable is a provider of networking and connectivity products, cable assemblies, and custom OEM manufacturing solutions. Transition is a manufacturer of connectivity devices used in LAN applications. At June 30, 1997, ENStar owned 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 24% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the Symbol CRVL.

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

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following are unaudited summarized operating results for each of the Company's continuing operations for the three and six months ended June 30 (in thousands).

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     -------------------------------------------
                                       1997       1996          1997       1996
                                     -------------------------------------------
Revenues
    Americable                       $   9,555  $  12,819     $  17,937  $  24,920
    Transition                           4,163      3,992         8,038      7,643
    Eliminations                          (326)      (380)         (651)      (770)
                                     ---------------------------------------------
                                     $  13,392  $  16,431     $  25,324  $  31,793
                                     =============================================

Gross Profit
    Americable                       $   2,138  $   2,752     $   4,184  $   5,484
    Transition                           1,664      1,376         3,187      2,806
                                     ---------------------------------------------
                                     $   3,802  $   4,128     $   7,371  $   8,290
                                     =============================================

Selling, General and Administrative Expenses
    Americable                      $   3,220   $   2,553     $   5,974  $   4,973
    Transition                          1,467       1,404         3,183      2,656
    Corporate                             357         287           713        494
                                    ----------------------------------------------
                                    $   5,044   $   4,244     $   9,870  $   8,123
                                    ==============================================

Operating Income (Loss)
    Americable                      $  (1,082)  $     199     $  (1,790) $     511
    Transition                            197         (28)            4        150
    Corporate                            (357)       (287)         (713)      (494)
                                    ----------------------------------------------
                                    $  (1,242)  $    (116)    $  (2,499)  $    167
                                    ==============================================


                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 vs. THREE MONTHS ENDED JUNE 30, 1996

     Consolidated revenues decreased $3.0 million, or 18.5%, to $13.4 million from $16.4 million in 1996.

     Revenues at Americable decreased approximately $3.2 million, or 25.5%, to $9.6 million. This includes approximately $2.1 million in decreased sales of networking products to two customers due to reduced demand which is expected to continue for the remainder of the year. These customers accounted for approximately $2.7 million of revenues in 1996. In addition, sales of bulk cable and other connectivity products decreased approximately $660,000, primarily due to lower demand from contractors and resellers. Offsetting these decreases was approximately $280,000 of increased internal service revenues due to expanded focus on service offerings at Enstar Networking Corporation.

     Revenues at Transition increased approximately $171,000, or 4.3%, to $4.2 million. Sales to domestic customers increased approximately $250,000, or 10%, to $2.8 million, which primarily is a result of the addition of new customers and higher demand from existing customers. Sales to international customers were approximately $1.4 million, a decrease of 3% from the previous year. Sales to international customers accounted for approximately 33% and 35% of net sales for the period ended June 30, 1997 and 1996, respectively.

     Consolidated gross profit, as a percent of revenues, increased to 28.4%
in 1997 as compared to 25.1% in 1996. Margins at Transition increased to 40% from 34.5% due primarily to higher sales of new product enhancements of its basic LAN products. In addition, increased margins at Americable are primarily attributable to the higher level of internal service revenues.

     The Company's selling, general and administrative expenses increased $800,000, or 18.9%, to $5 million from $4.2 million in 1996.

     Operating expenses at Americable increased approximately $667,000 or 26.1% for the period which reflects approximately $295,000 of higher engineering expense due to the addition of technical and engineering personnel and higher training costs. In addition, this increase reflects approximately $250,000 of increased selling expenses primarily attributable

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


to higher promotional expenses related to the introduction of Enstar Networking along with the addition of new sales personnel and related expenses. General and administrative expenses increased approximately $122,000 due primarily to higher facility related expenses associated with the increased level of personnel.

     Operating expenses at Transition increased approximately 4.5%, which reflects increased sales and marketing expenses of approximately $160,000 associated with advertising and promotional activities along with the addition of new product marketing personnel and related expenses This was offset by approximately $100,000 of decreased engineering expenses which reflects a reduction in development costs and personnel associated with Transition's advanced LAN products.

     Corporate expenses increased approximately $70,000, or 24.4%, to $357,000 which reflect higher costs related to the subordinated debenture program.

     Net interest expense increased $116,000 or 157% to $190,000 from $74,000 in 1996 due primarily to the higher levels of long-term debt related to the subordinated debenture program which commenced in November 1996.

     The income tax provision (benefit) reflects the Company's estimated effective annual tax rate. The income tax benefit of $500,000 in 1997 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods.
To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of the Company's unconsolidated subsidiary increased $7,000 to $330,000 from $323,000 in the previous year which reflects higher earnings at CorVel, offset by ENStar's reduced ownership interest in CorVel following the January 1997 sale of stock. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on their Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 1997 vs. SIX MONTHS ENDED JUNE 30, 1996

     Consolidated revenues decreased $6.5 million, or 20.3%, to $25.3 million from $31.8 million in 1996.

     Revenues at Americable decreased approximately $7 million, or 28%, to $17.9 million. This includes approximately $5.1 million in decreased sales of networking products to two customers due to reduced demand which is expected to continue for the remainder of the year. These customers accounted for approximately $6.6 million of revenues in 1996. In addition, sales of bulk cable and other connectivity products decreased approximately $1.6 million primarily due to lower demand from contractors and resellers. Offsetting these decreases was approximately $465,000 of increased internal service revenues due to expanded focus on service offerings at Enstar Networking Corporation.

     Revenues at Transition increased approximately $395,000, or 5.2%, to $8 million. Sales to domestic customers increased approximately $250,000, or 11.5% to $5.3 million, which primarily is a result of the addition of new customers. Sales to international customers were approximately $2.7 million, a decrease of 1% from the previous year. Sales to international customers accounted for approximately 34% and 36% of net sales for the period ended June 30, 1997 and 1996, respectively.

     Consolidated gross profit, as a percent of revenues, increased to 29.1% in 1997 as compared to 26.1% in 1996. Increased margins at Americable are primarily attributable to the higher level of internal service revenues. Increased margins at Transition are primarily due to higher sales of basic LAN products sold during the period. ENStar expects its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

     The Company's selling, general and administrative expenses increased approximately $1.8 million, or 21.5%, to $9.9 million from $8.1 million in 1996.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Operating expenses at Americable increased approximately $1 million, or 20.1%, for the period which reflects approximately $540,000 of increased selling expenses primarily attributable to higher promotional expenses related to the introduction of Enstar Networking along with the addition of new sales personnel and related expenses. In addition, this increase reflects approximately $375,000 of higher engineering expense due to the addition of technical and engineering personnel along with increased recruiting and training costs. General and administrative expenses increased approximately $85,000 due primarily to higher facility related expenses associated with the increased level of personnel.

     Americable expects that its selling expenses, as a percentage of revenues, will increase during the remainder of 1997 through the addition of sales and technical personnel and their related expenses. These anticipated increases in operating expenses may result in lower operating profits at Americable, if the company is unable to increase its sales volume and/or gross profit margins.

     Transition had increased operating expenses of approximately $527,000, or 19.8%, which reflects increased sales and marketing expenses of approximately $455,000 associated with advertising and promotional activities along with the addition of new product marketing personnel and related expenses. In an effort to successfully develop and launch new product enhancements, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue throughout 1997. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results during the remainder of 1997.

     Corporate expenses increased approximately $219,000, or 44%, to $713,000, which primarily reflects severance related costs associated with a former executive of Americable, in addition to higher costs related to the subordinated debenture program.

     Net interest expense increased $134,000, or 97%, to $274,000 from $140,000 in 1996, due primarily to higher levels of long-term debt related to the subordinated debenture program which commenced in November 1996.

     The income tax provision (benefit) reflects the Company's estimated effective annual tax rate. The income tax benefit of $950,000 in 1997 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods.
To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Equity in earnings of the Company's unconsolidated subsidiary increased $12,000 to $639,000 from $627,000 in the previous year which reflects higher earnings at CorVel, offset by ENStar's reduced ownership interest in CorVel following the January 1997 sale of stock. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on their Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash used in operations was $656,000 for the six months ended June 30, 1997, versus cash used in operations of $966,000 in 1996.

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

     In November 1996, ENStar commenced a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $13.5 million represent sales of debentures under this program. At June 30, 1997, the Company had $14.4 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 9.4%.

     Americable and Transition maintain revolving line of credit facilities with their principal bank to provide borrowings up to $9 million and $4 million, respectively, due in June 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5%) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At June 30, 1997, there was approximately $2.2 million of outstanding borrowings and approximately $2.5 million of available borrowings under these credit facilities. At June 30, 1997, Americable was not in compliance with certain financial covenants of this credit agreement. Management is currently in the process of negotiating an amendment to this agreement and obtaining the necessary waivers from its bank.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


CAPITAL RESOURCES AND LIQUIDITY (Continued)

     In June 1997, the Company commenced a modified "Dutch Auction" self-tender offer for the repurchase of up to 600,000 shares of its common stock. This tender offer expired in July 1997, resulting in the Company's purchase of 35,903 shares of its common stock at $6.25 per share or an aggregate cost of approximately $224,000.

     At August 8, 1997, ENStar had approximately $12.5 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including capital expenditures and potential acquisitions, for the remainder of the year.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1997 Annual Meeting of Shareholders of ENStar Inc.
was held on June 26, 1997, at the Marriott Hotel Southwest in Minneapolis, Minnesota.

         The holders of 3,025,418 shares of Common Stock, in excess of 91.56 percent of the outstanding 3,304,279 common shares entitled to vote, were represented at the meeting in person or by proxy.

         The four candidates for election as directors listed in the Company's proxy statement were elected to serve until the next annual meeting. Each received at least 3,022,572 votes representing 99.9 percent of the votes cast and 91.5 percent of the outstanding shares.

         For complete minutes of the meeting, please write to ENStar Inc., 6479 City West Parkway, Eden Prairie, MN 55344

Item 5.  OTHER MATTERS

         On June 16, 1997, the Company disclosed that Americable incurred a potential loss of approximately $900,000 in late May as a result of a fraudulent scheme by a group of persons who falsely claimed to be employees of a large company in connection with the purchase of products from Americable.
The Company has been notified by its insurance carrier that it has agreed to provide coverage related to the loss. To date, Americable has been reimbursed for a substantial portion of this loss and the Company does not expect to record any significant losses in connection with this claim.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries
                                    (Continued)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is being filed with this report on Form 10-Q.

              Exhibit 10.9 First Amendment to Loan and Security Agreement, dated May 29, 1997, among Transition Networks, Inc., and First Bank National Association, amending the terms of the Loan and Security Agreement dated August 9, 1996.


              Exhibit 10.10 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated May 29, 1997, among Americable, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated August 9, 1996.

              Exhibit 27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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




Date      August 14, 1997               by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      August 14, 1997               by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
--------

10.9              First Amendment To Loan And Security Agreement
                  For Transition Networks, Inc.

10.10 Seventh Amendment To Amended And Restated Loan And Security Agreement For Americable, Inc. And Cable Distribution Systems, Inc.

27.1              Financial Data Schedule