Form 10-Q
period 1997-09-30
ENSTAR INC
filed 1997-11-14
CIK 1009515

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended September 30, 1997


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

At October 31, 1997, 3,266,989 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                   ENStar Inc.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                             September 30,        December 31,
                                                  1997               1996
                                             -----------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $   12,507           $       824
  Accounts receivable, net                        9,408                 8,785
  Inventories                                     5,459                 5,706
  Prepaid expenses and other current assets         262                   481
                                             --------------------------------

    Total current assets                         27,636                15,796

Property and equipment, net                       2,016                 1,742
Investment in unconsolidated subsidiary          11,116                13,519
Goodwill, net                                     4,682                 4,801
Other assets                                        207                   157
                                             --------------------------------
                                             $   45,657           $    36,015
                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $    2,280           $     1,310
  Current portion of long-term debt                  30                    28
  Accounts payable                                4,866                 4,101
  Accrued expenses                                5,992                 4,830
                                             --------------------------------
    Total current liabilities                    13,168                10,269

Long-term debt, net of current maturities        15,663                 1,150
Deferred income taxes                             1,418                 3,649

Shareholders' Equity
  Common stock, $.01 par value
    100,000,000 shares authorized,
    issued and outstanding 3,266,989
    shares in 1997 and 3,304,279 in 1996             33                    33
  Additional paid-in-capital                     16,711                20,710
  Retained earnings (deficit)                    (1,336)                  204
                                             ---------------------------------
    Total shareholders' equity                   15,408                20,947
                                             ----------------------------------
                                             $   45,657           $    36,015
                                            ==================================


See accompanying notes to condensed consolidated financial statements.

                                    ENStar Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                -----------------------------------------------
                                    1997       1996            1997       1996
                                -----------------------------------------------
Revenues                        $  15,990  $  17,358       $  41,314  $  49,151
Operating and product costs        11,764     12,644          29,717     36,147
                                -----------------------------------------------
  Gross profit                      4,226      4,714          11,597     13,004

Selling, general,
  and administrative expenses       5,059      4,471          14,929     12,594
                                -----------------------------------------------
  Operating income (loss)            (833)       243          (3,332)       410

Interest expense, net                (248)       (51)           (522)      (191)
                                -----------------------------------------------
Income (loss) before income taxes
  and equity in earnings of
  unconsolidated subsidiary        (1,081)       192          (3,854)       219

Income tax provision (benefit)       (375)        70          (1,325)       122
                                -----------------------------------------------
Income (loss) before equity in
  earnings of unconsolidated
  subsidiaries                       (706)       122          (2,529)        97

Equity in earnings of
  unconsolidated subsidiary           350        329             989        956
                                -----------------------------------------------
Net income (loss)                    (356)       451          (1,540)     1,053
                                ===============================================
Net income (loss) per share     $   (0.11) $    0.14       $   (0.47) $    0.32
                                ===============================================

Weighted average shares
  outstanding                   3,279,419  3,313,266       3,295,999  3,307,300
                                ===============================================

See accompanying notes to condensed consolidated financial statements.

                                    ENStar Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, (Unaudited)
                                 (In thousands)

                                                  1997                   1996
                                             --------------------------------

Net cash provided (used)
 in operating activities                     $  (1,262)              $    640

Cash flows for investing activities
  Capital expenditures                            (977)                  (693)
  Collection of notes receivable                   ---                    258
  Other                                            (50)                   (95)
                                             --------------------------------

Net cash used in investing activities           (1,027)                  (530)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                  14,536                    ---
  Payments on long-term debt                       (21)                   ---
  Proceeds from notes payable                   45,792                 50,238
  Payments on notes payable                    (44,822)               (51,143)
  Additional capital investment
    (constructive dividends)                    (1,280)                   723
  Purchase of common stock                        (233)                   ---
                                             --------------------------------

Net cash provided (used) by financing
  activities                                    13,972                   (182)
                                             --------------------------------

Net increase (decrease) in cash and
  cash equivalents                              11,683                    (72)

Cash and cash equivalents
  at beginning of period                           824                    246
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  12,507               $    174
                                           ==================================





See accompanying notes to condensed consolidated financial statements.

                                  ENStar Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with regulation S-X, by ENStar without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Results for the nine months ended September 30 may not necessarily be indicative of the results to be expected for the full year.

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At September 30, 1997, ENStar owned 1,025,000 shares, or an approximate 24.5% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the nine month period ended September 30, 1997 (in thousands):

         Current assets                      $    37,166
         Noncurrent assets                        20,890
         Current liabilities                      11,086
         Noncurrent liabilities                    1,644
         Revenues                                100,400
         Gross profit                             18,764
         Net income                                6,861

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and has been reflected as a dividend to North Star for the period ended September 30, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately
$1.8 million, additional paid-in capital by $1.1 million, and deferred income taxes by $740,000 for the nine months ended September 30, 1997. At September 30, 1997, the value of the Company's investment in CorVel, based on the closing market price, was approximately $39.2 million.

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                             September 30,         December 31,
                                                 1997                  1996
                                             --------------------------------
         Finished goods                      $    3,823            $    3,285
         Purchased parts                          1,636                 2,421
                                             --------------------------------
                                             $    5,459            $    5,706
                                             --------------------------------
                                             --------------------------------

5.   Accrued Expenses -

     Accrued expenses consist of the following (in thousands):

                                             September 30,         December 31,
                                                 1997                  1996
                                             --------------------------------
         Payroll and related benefits        $      963            $      701
         Insurance reserves                       1,077                   968
         Discontinued operations                  2,000                 2,000
         Other                                    1,952                 1,161
                                             --------------------------------
                                             $    5,992            $    4,830
                                             --------------------------------
                                             --------------------------------

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


6.   Net Income (Loss) Per Share --

     Net income (loss) per share for 1997 was based on the average number of shares outstanding during the period after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidilutive.

     Net income per share for the three and nine months ended September 30, 1996 was computed based on the 9,939,800 and 9,921,900 weighted average number of shares of North Star common stock outstanding after giving effect to the assumed exercise of North Star's outstanding stock options. This weighted average number of shares was adjusted to reflect the distribution of ENStar common stock to North Star shareholders whereby one share of ENStar common stock was issued to each holder of three shares of North Star common stock.

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

8.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At September 30, 1997, the deferred tax liability includes a cumulative tax effect of approximately $4.2 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel.

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

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief, or current expectations of the Company and its management and are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Americable's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the Reorganization Transactions. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


GENERAL

     ENStar Inc. is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Transition Networks, Inc. ("Transition"). Americable's operations are organized into two primary business units, Enstar Networking Corporation ("Enstar Networking") and Americable Distribution. As a network integrator, Enstar Networking provides services designed to build, maintain, and secure local area network ("LAN") and wide area network ("WAN") infrastructures for large and medium sized end-users. As a value-added distributor, Americable is a provider of networking and connectivity products, cable assemblies, and custom OEM manufacturing solutions. Transition is a manufacturer of connectivity devices used in LAN applications. At September 30, 1997, ENStar owned 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 24.5% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the Symbol CRVL.

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

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The following are unaudited summarized operating results for each of the Company's continuing operations for the three and nine months ended September 30 (in thousands).

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                     -------------------------------------------
                                       1997       1996          1997       1996
                                     -------------------------------------------
Revenues
    Americable                       $  11,906  $  13,301     $  29,843  $  38,221
    Transition                           4,518      4,523        12,556     12,166
    Eliminations                          (434)      (466)       (1,085)    (1,236)
                                     ---------------------------------------------
                                     $  15,990  $  17,358     $  41,314  $  49,151
                                     =============================================

Gross Profit
    Americable                       $   2,481  $   3,010     $   6,665  $   8,494
    Transition                           1,745      1,704         4,932      4,510
                                     ---------------------------------------------
                                     $   4,226  $   4,714     $  11,597  $  13,004
                                     =============================================

Selling, General and Administrative Expenses
    Americable                      $   3,132   $   2,537     $   9,106  $   7,510
    Transition                          1,701       1,605         4,884      4,261
    Corporate                             226         329           939        823
                                    ----------------------------------------------
                                    $   5,059   $   4,471     $  14,929  $  12,594
                                    ==============================================

Operating Income (Loss)
    Americable                      $    (651)  $     473     $  (2,441) $     984
    Transition                             44          99            48        249
    Corporate                            (226)       (329)         (939)      (823)
                                    ----------------------------------------------
                                    $    (833)  $     243     $  (3,332)  $    410
                                    ==============================================


                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 vs. THREE MONTHS ENDED
SEPTEMBER 30, 1996

     Consolidated revenues decreased $1.4 million, or 7.9%, to $16 million from $17.4 million in 1996.

     Revenues at Americable decreased approximately $1.4 million, or 10.5%, to $11.9 million. Sales of networking products decreased approximately $1.9 million due primarily to lower customer demand at Enstar Networking. This includes approximately $1.1 million in decreased sales of networking products to three customers due to reduced demand which is expected to continue for the remainder of the year. These customers accounted for approximately $2.5 million of revenues in 1996. In addition, sales of cable assemblies, bulk cable, and other connectivity products decreased approximately $660,000, primarily due to lower demand from contractors and resellers. Offsetting these decreases was approximately $500,000 of increased service revenues from network integration and structured wiring services and approximately $700,000 of higher network security revenues at Enstar Networking as a result of its expanded focus on new service offerings.

     Revenues at Transition were $4.5 million; relatively unchanged from the same period in 1996. Sales to domestic customers increased approximately $60,000, or 2%, to $3.1 million, which primarily is a result of the addition of new customers and higher demand from existing customers. Sales to international customers were approximately $1.4 million, a decrease of 6.7% from the previous year. Sales to international customers accounted for approximately 31% and 33% of net sales for the period ended September 30, 1997 and 1996, respectively.

     Consolidated gross profit, as a percent of revenues, decreased to 26.4%
in 1997 as compared to 27.2% in 1996. Margins at Americable decreased to 20.8% from 22.6% due primarily to higher level of personnel, training, and other related costs associated with the expansion of its cable assembly operation. Margins at Transition increased to 38.6% from 37.7% due primarily to higher sales of new product enhancements of its basic LAN products.

     The Company's selling, general and administrative expenses increased approximately $600,000, or 13%, to approximately $5.1 million from $4.5 million in 1996.

     Operating expenses at Americable increased approximately $595,000 or 23.5% for the period which reflects approximately $240,000 of higher engineering expense due to the addition of technical and engineering personnel and higher training costs at Enstar Networking. In addition, this increase reflects approximately $170,000 of increased selling expenses primarily

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


attributable to the addition of new sales personnel and related expenses. General and administrative expenses increased approximately $185,000 due primarily to higher facility related expenses and the addition of support personnel associated with the increased level of sales and engineering personnel.

     Operating expenses at Transition increased approximately 6%, which reflects increased sales and marketing expenses of approximately $90,000 associated with advertising and promotional activities along with the addition of new product marketing personnel and related expenses This was offset by approximately $60,000 of decreased engineering expenses which reflects a reduction in development costs and personnel associated with Transition's advanced LAN products.

     Corporate expenses decreased approximately $103,000, or 31%, to $226,000 which reflects lower legal and professional costs.

     Net interest expense increased $197,000 or 386% to $248,000 from $51,000 in 1996 due primarily to the higher levels of long-term debt related to the subordinated debenture program which commenced in November 1996.

     The income tax provision (benefit) reflects the Company's estimated effective annual tax rate. The income tax benefit of $375,000 in 1997 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods.
To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

     Equity in earnings of the Company's unconsolidated subsidiary increased $21,000 to $350,000 from $329,000 in the previous year which reflects higher earnings at CorVel, offset by ENStar's reduced ownership interest in CorVel following the January 1997 sale of stock. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on its Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1997 vs. NINE MONTHS ENDED
SEPTEMBER 30, 1996

     Consolidated revenues decreased $7.8 million, or 15.9%, to $41.3 million from $49.1 million in 1996.

     Revenues at Americable decreased approximately $8.4 million, or 21.9%, to $29.8 million. Sales of networking products decreased approximately $7.7 million due primarily to lower demand at Enstar Networking. This includes approximately $6.7 million in decreased sales of networking products to three customers due to reduced demand which is expected to continue for the remainder of the year. These customers accounted for approximately $9.6 million of revenues in 1996. In addition, sales of bulk cable and other connectivity products decreased approximately $2.6 million primarily due to lower demand from contractors and resellers. Offsetting these decreases was increased service revenues of approximately $680,000 from network integration and structured wiring services and approximately $1.2 million due to higher network security revenues at Enstar Networking as a result of its expanded focus on new service offerings.

     Revenues at Transition increased approximately $390,000, or 3.2%, to $12.6 million. Sales to domestic customers increased approximately $650,000, or 8.3% to $8.5 million, which primarily is a result of the addition of new customers. Sales to international customers were approximately $4.2 million, a decrease of 2.8% from the previous year. Sales to international customers accounted for approximately 33% and 35% of net sales for the period ended September 30, 1997 and 1996, respectively.

     Consolidated gross profit, as a percent of revenues, increased to 28% in 1997 as compared to 26.5% in 1996. Increased margins at Transition are primarily due to higher sales of basic LAN products sold during the period.
Margins at Americable were relatively unchanged between years.    ENStar expects
its gross profit margins to decline due to expected competitive pricing pressures on products sold by both Americable and Transition.

     The Company's selling, general and administrative expenses increased approximately $2.3 million, or 18.5%, to $14.9 million from $12.6 million in 1996.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)

     Operating expenses at Americable increased approximately $1.6 million, or 21.1%, for the period which reflects approximately $705,000 of increased selling expenses primarily attributable to higher promotional expenses related to the introduction of Enstar Networking along with the addition of new sales personnel and related expenses. In addition, this increase reflects approximately $610,000 of higher engineering expense due to the addition of technical and engineering personnel along with increased recruiting and training costs. General and administrative expenses increased approximately $270,000 due primarily to higher facility related expenses associated with the increased level of personnel.

     Americable expects that its selling expenses, as a percentage of revenues, will increase during the remainder of 1997 through the addition of sales and technical personnel and their related expenses. These anticipated increases in operating expenses may result in continued operating losses at Americable, if the company is unable to increase its sales volume and/or gross profit margins.

     Transition had increased operating expenses of approximately $620,000, or 14.6%, which reflects increased sales and marketing expenses of approximately $560,000 associated with advertising and promotional activities along with the addition of new product marketing personnel and related expenses. In an effort to successfully develop and launch new product enhancements, Transition anticipates the increased levels of spending on engineering, marketing and promotional costs to continue throughout 1997. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results during the remainder of 1997.

     Corporate expenses increased approximately $116,000, or 14.1%, to $939,000, which primarily reflects severance related costs associated with a former executive of Americable, in addition to higher costs related to the subordinated debenture program.

     Net interest expense increased $331,000, or 173%, to $522,000 from $191,000 in 1996, due primarily to higher levels of long-term debt related to the subordinated debenture program which commenced in November 1996.

     The income tax provision (benefit) reflects the Company's estimated effective annual tax rate. The income tax benefit of approximately $1.3 million in 1997 relates to the elimination of deferred tax liabilities that will reverse as net operating losses available for carryforward are utilized in future periods. To the extent loss carryforwards are realized in the future, deferred taxes will be reinstated.

                                 ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS (Continued)

     Equity in earnings of the Company's unconsolidated subsidiary increased $33,000 to $989,000 from $956,000 in the previous year which reflects higher earnings at CorVel, offset by ENStar's reduced ownership interest in CorVel following the January 1997 sale of stock. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on its Form 10-Q and Form 10-K as filed with the Securities and Exchange Commission.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS (Continued)


CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash used in operations was approximately $1.3 million for the nine months ended September 30, 1997, versus cash provided in operations of $640,000 in 1996.

     ENStar does not have the use of cash generated by CorVel. Also, since its initial public offering in 1991, CorVel has not declared any dividends and has indicated that it does not anticipate doing so for the foreseeable future. ENStar may from time to time, depending on market conditions and other factors, sell a portion of its CorVel holdings. The ability of ENStar to sell its CorVel holdings is limited, however, to sales pursuant to Rule 144 of the Securities Act and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of ENStar to sell a large portion of the CorVel holdings at a given time.

     In November 1996, ENStar commenced a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $14.5 million represent sales of debentures under this program. At September 30, 1997, the Company had $15.5 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 9.7%.

     Americable and Transition maintain revolving line of credit facilities with their principal bank to provide borrowings up to $4 million and $4 million, respectively, due in June 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5%) with optional fixed rate advances at the London Interbank Offered Rate ("LIBOR") plus 2.5%. At September 30, 1997, there was approximately $2.3 million of outstanding borrowings and approximately $3.1 million of available borrowings under these credit facilities. In September 1997, Americable obtained the necessary waivers from its bank to waive its compliance with certain financial covenants and amend the terms of its credit agreement. Under the terms of the amended credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable incurs pretax losses in excess of specified levels.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


CAPITAL RESOURCES AND LIQUIDITY (Continued)

     In June 1997, the Company commenced a modified "Dutch Auction" self-tender offer for the repurchase of up to 600,000 shares of its common stock. This tender offer expired in July 1997, resulting in the Company's purchase and retirement of 37,290 shares of its common stock at $6.25 per share or an aggregate cost of approximately $233,000.

     At November 10, 1997, ENStar had approximately $12.4 million of cash and cash equivalents, excluding cash of its operating subsidiaries. The Company believes that its available cash and cash equivalents along with the amounts available under the credit facilities of its operating companies, will be adequate to meet expected cash requirements, including capital expenditures and potential acquisitions, for the remainder of the year.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER MATTERS

         On June 16, 1997, the Company disclosed that Americable incurred a potential loss of approximately $900,000 in late May as a result of a fraudulent scheme by a group of persons who falsely claimed to be employees of a large company in connection with the purchase of products from Americable.
The Company has been notified by its insurance carrier that it has agreed to provide coverage related to the loss. To date, Americable has been reimbursed for this loss and the Company does not expect to record any significant losses in connection with this claim.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries
                                    (Continued)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is being filed with this report on Form 10-Q.

              Exhibit 10.11 Second Amendment to Loan and Security Agreement, dated September 30, 1997, among Transition Networks, Inc., and First Bank National Association, amending the terms of the Loan and Security Agreement dated August 9, 1996.


              Exhibit 10.12 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 1997, among Americable, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated August 9, 1996.

              Exhibit 27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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




Date      November 14, 1997                by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      November 14, 1997                by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
--------

10.11             Second Amendment To Loan And Security Agreement
                  For Transition Networks, Inc.

10.12 Eighth Amendment To Amended And Restated Loan And Security Agreement For Americable, Inc. And Cable Distribution Systems, Inc.

27.1              Financial Data Schedule