Form 10-K
period 1997-12-31
ENSTAR INC
filed 1998-03-31
CIK 1009515

============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-29026

                                  ENSTAR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                   41-1831611
 (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)
     6479 CITY WEST PARKWAY
         EDEN PRAIRIE, MN                  55344
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

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO __ .

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 20, 1998 WAS APPROXIMATELY $9.4 MILLION BASED ON THE LAST SALE PRICE FOR THE COMMON STOCK AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM ON THAT DATE.

     AT MARCH 20, 1998, 3,266,989 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

     DOCUMENT INCORPORATED                                PART OF FORM 10-K
     ---------------------                                -----------------
PROXY STATEMENT FOR 1998 ANNUAL MEETING OF SHAREHOLDERS  ITEMS 10, 11, 12 AND 13

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
================================================================================

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

THE COMPANY

     ENStar Inc., a Minnesota corporation formed in 1995 ("ENStar" or the "Company"), is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable"), Enstar Networking Corporation ("Enstar Networking") and Transition Networks, Inc. ("Transition"). Americable is a distributor of premise wiring, connectivity products and low-end networking electronics. Enstar Networking is a network integrator that provides services to design, build, maintain, and protect corporate network infrastructures. Transition is a manufacturer of connectivity devices used in local area network ("LAN") applications. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation.

     ENStar was formerly a wholly owned subsidiary of North Star Universal, Inc. ("NSU"). In connection with transactions (the "Reorganization Transactions") consummated pursuant to a reorganization agreement entered into between NSU and Michael Foods, Inc. ("Michael"), NSU transferred, on or prior to February 28, 1997, to ENStar certain of its assets, including its shares of common stock of Americable and Transition and its shares of CorVel, and certain other assets. Pursuant to the Reorganization Transactions, (i) NSU merged with Michael and
(ii) the outstanding common stock of ENStar was distributed to the shareholders of NSU (the "Distribution"). As a result of the Distribution, ENStar ceased to be a subsidiary of NSU and became a publicly owned company whose stock is quoted on the Nasdaq National Market under the symbol "ENSR." In connection with the Reorganization Transactions, ENStar agreed to indemnify Michael against certain losses arising from the Reorganization Transactions and to assume certain liabilities of Michael. See "-Reorganization Transactions."

     The Company directly employed five management and administrative employees as of March 20, 1998.

UNCONSOLIDATED SUBSIDIARY

     CorVel. Since its initial public offering in June 1991, CorVel has been operated as an independent company. As a less-than-majority-owned subsidiary of ENStar, CorVel's operations have not been consolidated with ENStar, and ENStar's investment in CorVel is accounted for under the equity method of accounting.
The following summary of CorVel's business has been prepared from information reported by CorVel. Additional information regarding CorVel is available from the reports and other documents prepared and filed by CorVel with the Commission.

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

     Since its initial public offering in June 1991, Jeffrey J. Michael and Peter E. Flynn, officers of ENStar, have been members of the Board of Directors of CorVel. Based on the past service of Messrs. Michael and Flynn on CorVel's Board of Directors and the Company's position as a significant shareholder of CorVel, the Company believes that Messrs. Michael and Flynn will continue to serve as members of the CorVel Board of Directors and be nominated for re-election to the CorVel Board at the next annual meeting of stockholders of CorVel. There are no agreements, however, between ENStar and CorVel or any of CorVel's stockholders requiring the nomination of Messrs. Michael and Flynn or any designees of ENStar for election as directors of CorVel.

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

OPERATING SUBSIDIARIES

GENERAL

     Americable. Americable was organized as a Minnesota corporation in 1981 and was acquired by NSU in December 1986. Americable is a distributor of premise wiring, connectivity products, and low-end networking electronics. As a value-added distributor, Americable supplies a wide array of voice and data communication related products such as cable (both copper and fiber optic), cable assemblies, components (blocks, jacks, connectors, patch cords, patch panels) and networking hardware. The principal focus of Americable's distribution business, is to provide quality products, prompt reliable delivery of such products and strong customer service both before and after the products are sold. Americable sells to a wide range of customers throughout the United States in the voice and data communications aftermarket, including contractors, resellers, systems integrators, and installers.

     Americable also manufactures a wide variety of cable assemblies, subassemblies and specialty products for its customers. Some of these products are manufactured to standard specifications for sale by Americable through its distribution business, others are custom designed and manufactured by Americable to customer specifications. These customer-designed products are manufactured for both end-users and OEMs.

     Enstar Networking. Enstar Networking is a network integrator that provides services to design, build, maintain and protect corporate network infrastructures. The company's mission is "to provide our clients with technical services and solutions that improve the performance and integrity of their networks." The company offers customized, integrated solutions through three strategic business units:

          Security Integration Group (SIG) is a team of consultants that provide information security consulting services for customers using Internet and intranetwork applications. These services include policy development, architecture design, business impact analysis, access, auditing, continuity and custom training services.

          Network Integration Services (NIS) include a variety of customized, integrated solutions to build, manage and maintain high performance local area networks ("LAN") and wide area networks ("WAN"). These service offerings include design services such as requirements definition and project planning along with the implementation and support of a select platform of networking hardware and software. Enstar Networking also provides a variety of solutions to remotely manage and maintain LAN's and WAN's for its customers.

          Structured Wiring Services (SWS) involve the design and installation of network cabling infrastructures for voice and data communications. Through a quality-trained team of project managers and technicians, Enstar Networking provides a comprehensive offering of cabling design, installation, certification and documentation services for category 5 copper and fiber optic systems.

     Enstar Networking previously operated as the network integration business of Americable. As part of its business strategy since the early 1990's, Americable had expanded the level of network integration services provided to end-user customers such as network design, implementation, management and maintenance. Enstar Networking was organized in April 1997 to distinctly focus the networking service activities from the traditional distribution and manufacturing operations of Americable.

     Transition Networks. Transition Networks develops and distributes media, rate and transport conversion products that enable bandwidth requirements. Transition's products are designed to protect the investment made in network infrastructure while optimizing performance capacity. Focused on providing conversion tools between multiple technologies such as Ethernet to Fast Ethernet, FDDI, ATM, and Gigabit, the company takes a unique approach to conversion technology. All of its conversion products are designed to be transparent to the network. The principle of conversion technology is to make the necessary adaptation while not affecting the performance, nature or the appearance of the network to the users or devices.

     Physical connectivity devices enable computing and other electronic devices to communicate over a LAN. These devices include managed and unmanaged hubs, transceivers, media converters and other related fiber based networking devices. Transition's products include media, rate, and protocol conversion and related LAN products. Transition sells its products to a number of volume distributors and resellers throughout the United States and 50 countries worldwide.

     Historically, in excess of 90% of Transition's revenues have been derived from the sale of its media conversion and related LAN products. These products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its conversion technology based products.

          Media Conversion - connecting unlike media types, predominantly copper to fiber;

          Rate Conversion - connecting unlike rates within a protocol, such as Ethernet to Fast Ethernet; and

          Transport Conversion - connecting unlike transport protocols, such as Fast Ethernet to FDDI, within the LAN environment.

     In addition, the company provides related LAN products, such as hubs and transceivers, that integrate with the conversion technologies to enable network expansion. Transition's future operations are highly dependent on its ability to introduce conversion technology based products on a timely basis that meet customer demands.

BUSINESS STRATEGY

     Americable. Americable's objective is to be a leading provider of value-added connectivity products throughout the United States. To meet this goal, Americable believes it must seek to maintain its current customer relationships and expand its customer base in the regions in which it operates, develop strong relationships with its key suppliers, and develop and enhance its value-added offerings.

     During 1997, approximately 2,500 customers purchased products from Americable. Management at Americable believes that preserving and enhancing these relationships is a constant priority. Continuous quality improvement in its operations along with expansion of its fiber optic product offerings are some of the means that Americable utilizes to enhance its customer relationships.

     Management at Americable also believes that developing strong relationships with the leading manufacturers allows Americable to offer its customers name brand products that provide the best value in meeting their needs. Americable believes that utilizing a select range of suppliers allows it to provide superior customer service because its technical personnel are more familiar with the products sold and because such high quality products are generally more reliable. Further, such strong relationships result in greater continuity of product supply.

     Enstar Networking. Enstar Networking's objective is to be a leading provider of information technology (IT) services to manage and secure corporate networks. Its focus is on medium to large sized enterprises that deploy complex network structures involving public networks such as the Internet for critical business applications. Enstar Networking believes that its expertise in the design and implementation of networks along with its specialized understanding of security requirements uniquely positions them as a "One Company, One Call" provider for its customers. To achieve its objectives, the company is pursuing the following strategies:

          - Implement its recently developed suite of customized security services including assessment, policy development, access and authentication, auditing, business continuation and training in each of its key regional service centers. Enstar Networking plans to continue to add new services focused on remote security management and enhance other service offerings to meet its customer's security needs within the context of an evolving enterprise environment.

          - Build its consulting services organization. The company's Security Integration Group was formed in April 1997 and currently provides fee-based, on-site consulting services that can provide an evaluation of existing network security systems, analyze potential exposures to security breaches and suggest corrective action. During 1998, the company plans to expand the number of SIG consultants in order to service its customers' demand for security services.

          - Develop and market a service offering which provides network monitoring capabilities to customers looking to outsource the management of its LAN / WAN. Through the company's existing Technical Assistance Center (TAC) and staff of system engineers, it can provide remote network monitoring, remote security management and network administration.

          - Create close and long-term relationships with a focused group of customers to develop a source for repeatable business and as a result of high satisfaction ratios, a source of business referrals. During 1997, approximately 2,000 customers purchased products or services from Enstar Networking. In 1998, the company intends to concentrate its sales and marketing efforts on a more focused number of customers in order to provide its full array of service offerings and develop more successful long-term customer relationships.

          - Maintain strong relationships with the leading manufacturers in the networking industry in order to offer its customers high quality solutions. Enstar Networking has developed relationships with Bay Networks, Inc, Check Point Software Technologies, Ltd., Cisco Systems, Inc., Internet Security Systems, Inc. and Security Dynamics, Inc.

          - Expand its market presence and geographic coverage through the addition of new sales, engineering and technical personnel in new regional locations, primarily focused in the Southwest and Midwest. The company's strategy is to open smaller regional offices consisting of a few sales, engineering and consulting personnel that are supported by its larger regional service centers in Dallas, Texas and Minneapolis, Minnesota.

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

     As LANs have proliferated, demand for multi-vendor interoperability has led to industry standard network protocols and access methods such as Ethernet, Fast Ethernet, Token Ring, and Fiber Distributed Data Interface ("FDDI"). Transition has developed the majority of its LAN products using industry standards, primarily Ethernet. Ethernet's cabling media has evolved from coaxial cable to its associated 10BaseTL fiber optic cabling. Management at Transition believes that the LAN products market will continue to be driven by the migration of end-users to new applications that demand more speed, distance, and bandwidth. Accordingly, Transition's research and development efforts have been targeted at high speed (100Mbs, Gigabit) LANs and the integration of installed legacy systems to these new platforms.

PRODUCTS AND SERVICES

     Americable. The following is a summary of Americable's sales by principal product group for 1997:

                                                  AS A PERCENT OF SALES
                                                  ---------------------
Networking Products...........................              28%
Cable Assemblies..............................              38%
Bulk Cable....................................              14%
Other Connectivity Products...................              20%


     Americable maintains a wide variety of high-quality products in its inventory. Product inventory includes connectivity products such as bulk cable, connectors, patch panels, racks and other cable accessories. As a distributor, Americable generally inventories products from multiple manufacturers. Principal manufacturers of connectivity products include Berk-Tek, Inc., Amp Incorporated, General Cable Corp., The Siemon Company and Leviton Manufacturing, Inc.

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

     Americable seeks to add value for its customers by providing superior customer service. All of Americable's sales representatives are trained to assist customers in product selection. The sales representatives are supported by technical personnel who have a broad range of expertise in various cabling and networking technologies.

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

Enstar Networking. The following is a summary of the company's revenues by principal business unit for 1997:


                                               PERCENT
                                             OF REVENUES
                                             -----------
     Security Integration Group
          Products and Consulting............      5%

     Network Integration Services
          Products...........................     49%
          Services...........................      3%

     Structured Wiring Services
          Products...........................     29%
          Installation and consulting........     14%


     Revenues from services and installation in 1997 represented 17% of Enstar Networking's total revenues, of which approximately 9% represents services performed by Enstar Networking personnel. The remaining portion of these services are rendered primarily through subcontractors engaged by Enstar Networking. Enstar Networking expects to continue utilizing the services of outside contractors in addition to its internal personnel in meeting its customers' needs. Enstar Networking believes there are opportunities to increase Enstar Networking's overall gross margins by increasing the volume of services that it currently offers to its customers and intends to focus on increasing its service revenues.

     In an effort to offer its customers a "One Company, One Call" solution, each of the above products and service groups is delivered through a single sales organization. Each unit works in concert with the others to leverage the company's service offerings across its customer base. Set forth below is a description of each business unit's operations.

     Security Integration Group

          Enstar Networking has been involved in the network security market since June 1996 when it became an authorized value-added reseller of Check Point Software Technologies, Ltd.'s ("Check Point") FireWall-1-TM. In

     April 1997, it expanded its network security operation through the creation of SIG which offers the following consulting services:

          Assessment Services - This includes services to discover and map out a customer's existing network and security hardware configuration and provide suggestions for the development of network security plans. These services can also involve a Business Impact Analysis which involves an overall review of a customer's general information security and basic recommendations on how a customer can improve their overall information security practices.

          Policy Development Services - These services include any consulting activities that assist a customer in the development, approval process, training and implementation of a corporate-wide information security policy. Enstar Networking will develop a customized implementation of policies and standards on areas such as data confidentiality, password management and control, equipment use and accountability, anti-virus, Internet or e-mail use policy, physical security and remote access.

          Access Services - These services involve the planning, installation and maintenance of products that assist customers with policy and security architecture enforcement including firewalls, encryption, identification, authorization, and content security. Enstar Networking is an authorized reseller of the Check Point Fire Wall-1, a security product offered by Check Point Software Technologies, Ltd., in addition to products offered by Internet Security Systems Inc.
          and Security Dynamics Technologies, Inc.

          Auditing Services - This includes scanning and other services that provide customers analysis of their network security and access control to their various operating systems.

          Continuity Services - This represents consulting services to assist customers in the development, approval, training, and implementation of a corporate-wide Disaster Recovery or Business Continuation Plan. A Business Continuation Plan is a document developed in coordination with clients to help assure the successful recovery of their critical business units in the event of a catastrophe or disruption of business.

          Customized Training Services - These services include any information security training or awareness related services rendered to a customer. Enstar Networking is an authorized training center in Dallas, Texas and Minneapolis, Minnesota for Check Point Certified System Administrator and Check Point Certified System Engineer training programs.

     Network Integration Services

          Enstar Networking offers the following customized networking services:

          Network Discovery and Analysis - Through the combination of its advanced engineering and project management teams, Enstar Networking assists its customers with network discovery programs including requirements design, detailed design, on-site hardware survey and mapping, network baseline audits and implementation planning. These services are designed to provide a customer with a broad overview of their current networking capabilities and prepare a "roadmap" to help them move to future technologies. These services are either offered as part of an overall project or arranged separately as a billable service.

          Network Implementation - Enstar Networking supplies, implements and supports a select range of suppliers of electronics and software platforms from manufacturers such as Cisco Systems Inc., Bay Networks, Inc., Microsoft Corp. and Compaq Computer Corporation. Enstar Networking's line of network products include concentrators, hubs, switches and routers for both existing and emerging technologies such as Ethernet, Token Ring, FDDI, Fast Ethernet and Asynchronous Transfer Mode ("ATM"). Enstar Networking purchases a number of networking products through large distributors such as Tech Data Corporation, Gates/Arrow and Ingram Micro, Inc.

          In addition, Enstar Networking provides and installs network management systems that provide its customers with the capability of network troubleshooting, diagnostics, security, optimization and proactive network maintenance all from a single workstation. Enstar Networking also offers remote access products and services that allow the end-user to operate outside of the office while still being able to connect to their LAN.

          Network Maintenance - Enstar Networking provides a broad line of maintenance services including fixed fee network support, telephone support, guaranteed response times, next business day on-site response for problem resolution, "spare-in-the-air" hardware replacement and cabling system diagnosis and repair. Through its Technical Assistance Center (TAC), Enstar Networking can provide remote diagnostic capabilities as part of its maintenance services. The TAC is capable of receiving a customer call, remotely diagnosing the problem, searching for an application solution and, if necessary, dispatching a regional engineer to perform on-site troubleshooting.

          Remote Network Management and Monitoring - Beginning in 1998, Enstar Networking plans to introduce a line of services which will provide network monitoring capabilities to customers looking to outsource the management of its LAN / WAN. Through the TAC and staff of system engineers we can provide network monitoring, router configuration, network traffic analysis, and network administration.

          Remote Security Management - This program is designed to provide customers with an outsourced firewall solution for their network. From hardware to software configuration, Enstar Networking provides its customers a solution to protect their corporate data via dial-up connections and the Internet, without the capital and personnel costs to maintain the firewall.

     Structured Wiring Services ("SWS")
          Enstar Networking provides solutions to build network cabling infrastructure for voice and data communications. The speed and performance of a network is dependent upon the adequacy and bandwidth of its cable plant. The company has a staff of consultants, project managers, technicians and installers that provide project management, design and installation of standards based category 5 and fiber optic cabling systems. Enstar Networking will oversee the design and implementation of projects involving multiple LANs across a WAN, consisting of multi-vendor hardware products and several thousand nodes. These projects generally range in size from $10,000 to $250,000.

     Transition Networks. Transition's products encompass three major areas of conversion technology, which include (i) media conversion, (ii) rate conversion, and (iii) transport conversion. Transition plans to introduce its first transport conversion product in 1998. In addition, the company has a number of fiber and copper-based supporting LAN products.

The following is a summary of sales by product group for 1997:

                                   PERCENT
                                   OF SALES
                                   --------
          Media Conversion...........................54%
          Rate Conversion.............................. 1% (new in 1997)
          Transport Conversion............... 0% (new in 1998)
          Supporting Products..................45%


          Media Conversion allows the connection of disparate media types to achieve extended distances and speeds within LANs. Transition has the widest product line in the world encompassing new technologies such as Gigabit Ethernet and ATM, as well as 10MB Ethernet, 100MB Ethernet, and Token Ring.

          Rate Conversion allows for the connection of disparate speed types within a LAN. Transition has two versions of a 10MB Ethernet to 100MB Ethernet device that uses copper and fiber connections.

          Transport Conversation allows for the connection of disparate protocol types with a LAN. Transition has announced a FDDI to Fast Ethernet device for delivery expected in the second quarter of 1998.

          Supporting Products include both passive and active devices such as hubs, transceivers, and baluns that integrate with conversion technologies to enable network expansion. It also includes Transition's "Powerstar" line of active hubs which convert S3x or AS/400 daisy chain topology to an unshielded twisted pair star topology, thereby improving network reliability and flexibility.

MARKETING AND CUSTOMERS

     Americable. Americable sells products to a number of installers, resellers, other distributors and system integrators. Customer relationships are developed both face-to-face and via the telephone.

     Americable currently employs 28 telemarketing and sales support representatives. The sales force is currently supplemented by 3 technical service and product managers. Americable sales representatives undergo regular training and attend company-sponsored classes in order to enhance their technical knowledge.

     Americable uses direct mailings, brochures and catalogs in marketing the products that it distributes. Americable's catalog, which generally is published every 18 to 24 months, is designed to provide its customers with not only product specifications, but additional technical information to assist them in connection with their system design. Americable's latest catalog was released in April 1996.

     During 1997 and 1996, no one customer accounted for more than 10% of Americable's sales. In addition, in 1997 and 1996, Americable derived approximately 68% and 76%, respectively, of its sales from its largest 100 customers.

     Enstar Networking. Enstar Networking provides its products and services to customers in various industries including health care, financial services, legal, manufacturing and education. Customer relationships are generally developed by its outside sales representatives within a 100 mile radius of its regional service center and satellite locations. Marketing efforts are directed at Fortune 1000 and middle market corporations, and institutional users such as hospitals and universities and are generally focused on customers located in the states in which the company has offices. Through its primary regional service centers, Enstar Networking provides its customers a full array of services from each of its business units throughout all its locations.

     Enstar Networking currently has sales personnel in the following states:
Georgia, Illinois, Texas, Minnesota, North Dakota, Colorado and California. Enstar Networking adds and deletes locations on the basis of business opportunities.

     Enstar Networking currently employs 25 outside sales representatives in addition to 15 sales support representatives. The sales force is currently supplemented by 20 regional systems engineers and consultants, 35 technicians and installers, and 2 corporate service managers. Enstar Networking sales representatives undergo continuous training and attend company-sponsored classes in order to enhance their technical expertise and marketing techniques. Also, many of Enstar Networking sales and technical personnel attend vendor-sponsored training and education programs mandated by such vendors in order for the company to qualify as an authorized reseller of their products.

     During 1997 and 1996, Enstar Networking derived approximately 43% and 52%, respectively, of its sales from its largest 25 customers.

     Transition. Transition distributes its products through a number of volume distributors and resellers throughout the United States and in over 50 countries worldwide. Distributors and resellers purchase Transition's products at standard discounts based on certain volume-based incentive programs.

Transition's international sales have accounted for a substantial portion of its sales growth, coming primarily from the United Kingdom, South Africa, Australia, and Sweden. During 1997 and 1996, revenues from outside the United States accounted for approximately 35% of net sales.

     Transition's continued growth will be dependent, in part, upon its ability to expand its domestic and international distributor base with high quality resellers. A significant benefit for a distributor or reseller is that Transition does not sell directly to end-users. Transition's distributors and resellers carry other products that are complementary to and compete with those of Transition. These non-exclusive distributors and resellers may choose to give higher priority to products of other suppliers or competitors.

     Transition has several marketing programs to support the sale and distribution of its products. Its marketing programs are designed to generate sales leads for its distribution channels, as well as to enhance brand name recognition. Transition's marketing activities include frequent participation in industry trade shows, advertising in major trade publications, public relations campaigns, the distribution of sales literature and product specifications, and ongoing communications with its distributors. In addition, Transition offers comprehensive pre- and post-sales technical support, product training, and a strategic test partner program. Transition utilizes reseller incentive programs such as co-op funds to increase localized print advertising and name recognition.

RESEARCH AND DEVELOPMENT

     Transition. Transition performs all of its research and development activities at its headquarters in Eden Prairie, Minnesota. Transition believes that is future success depends on its ability to achieve market acceptance of new product offerings. The engineering staff has increased by 36% since the end of 1994 to accelerate development in this area. Although there can be no assurance that its development efforts will result in commercially successful products, Transition intends to continue to make substantial investments in the development of new and enhanced products. Research and development expenses were approximately $1.0 million (7% of net sales) in 1995, $1.5 million (9% of net sales) in 1996, and $1.4 million (8.1% of net sales) in 1997. For 1998, Transition has budgeted research and development expenses of approximately $1.7 million.

MANUFACTURING

     Americable. Americable's manufacturing operations consist of the manufacture of custom or specialty cable assemblies including copper, fiber optic, small computer system interface (SCSI) and AS/400 cable assemblies and subassemblies.

     Transition. Transition's manufacturing operations consist primarily of the final assembly and quality control testing of materials, components and subassemblies. Transition uses third parties to perform printed circuit board assembly. Transition's products include certain components that are currently available from single or limited sources and may require long order lead times. Any reduction in supply or substantial change in costs of components could affect Transition's ability to deliver its products in a timely and cost-effective manner and may adversely impact Transition's operating results. Approximately 10% of all products are manufactured outside the United States in Ireland and Taiwan.

COMPETITION

     Americable. Americable faces substantial competition from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Americable. Significant competitors include Anixter International, Inc., Anicom, Inc., Kent Electronics Corporation, Graybar, Inc., and a number of smaller domestic companies, as well as product manufacturers outside the United States.

     Enstar Networking. Enstar Networking faces substantial competition from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Enstar Networking. Enstar Networking faces competition from large system integrators such as GE Capital Information Technology Services, CompuCom Corporation, Vanstar Corporation and a significant number of smaller regional network integrators.

     Transition. The industry in which Transition operates is highly competitive, and Transition believes that such competition will continue to intensify. The industry is characterized by rapid technological change, short product life-cycles, frequent product introductions and evolving industry standards. Transition competes with a number of independent companies focused on designing and manufacturing products for the LAN market, including, among others, Allied Telesyn International, AMP Incorporated, and Digi International. Most of Transition's competitors are established companies with significantly greater financial resources, more extensive business experience, and greater market and service capabilities than Transition. There can be no assurance that Transition will be able to compete successfully.

     Transition's ability to compete successfully depends upon its ability to adapt to market changes on a timely basis. There are many networking products currently being offered in the market segments in which Transition competes. Transition believes that customers evaluate competing products on the basis of required product features for a particular installation, performance, price, and ease of use. In addition, after installation, customers evaluate the suppliers' ability to provide readily accessible technical support, if required, and its reliability when deciding on future orders for additional equipment. Failure to obtain significant customer satisfaction, market share, or competitively priced products could have a material adverse effect on Transition.

REORGANIZATION TRANSACTIONS

     Pursuant to the Reorganization Transactions, NSU merged with Michael and the outstanding ENStar Common Stock was distributed to the shareholders of NSU in the Distribution. As a result of the Distribution, ENStar ceased to be a subsidiary of NSU and became a publicly owned company.

     In connection with the Reorganization Transactions, Michael paid in full all Michael Assumed Indebtedness within six months of consummation of the Reorganization Transactions. Michael also agreed to pay, perform and discharge all liabilities of NSU arising at any time prior to February 28, 1997 (the effective date of the Reorganization Transactions (the "Effective Date"), other than the following liabilities retained by NSU: (i) liabilities arising from the assertion of dissenters rights by NSU shareholders in connection with the Reorganization Transactions, and (ii) obligations under certain agreements entered into in connection with the Reorganization Transactions.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

          NAME           AGE               POSITION
          ----           ---               --------
Jeffrey J. Michael......  41   President and Chief Executive Officer
Peter E. Flynn..........  38   Executive Vice President
Thomas S. Wargolet......  34   Chief Financial Officer and Secretary
C. S. Mondelli..........  47   President and Chief Executive Officer, Transition
Ronald D. Newman........  33   President and Chief Operating Officer, Enstar
                               Networking


     Mr. Jeffrey J. Michael has served as President and Chief Executive Officer of the Company since March 1996. Prior to such time, Mr. Michael served as President and Chief Executive Officer of NSU since December 1990. Mr. Michael served as Vice President-Finance from April 1989 to December 1990. Prior to April 1989, Mr. Michael was employed by NSU in various capacities. Jeffrey J. Michael is the son of James H. Michael (Chairman of the Board of ENStar). Mr. Michael is also a director of Michael and CorVel.

     Mr. Peter E. Flynn has served as Executive Vice President of the Company since March 1996. In addition, Mr. Flynn has served as President of Americable since June 1997. Prior to such time, Mr. Flynn served as Executive Vice President, Chief Financial Officer and Secretary of NSU. Prior to joining NSU in 1990, Mr. Flynn was an Audit Manager with Arthur Andersen & Co. Mr. Flynn also serves as a director of CorVel.

     Mr. Thomas S. Wargolet has served as Chief Financial Officer and Secretary of the Company since March 1996. Prior to such time, Mr. Wargolet served as Controller of NSU since September 1989. Mr. Wargolet was also the Director of Finance of Americable from September 1991 until January 1995 and Vice President of Finance and Operations from January 1995 to September 1997. Since September 1997, Mr. Wargolet has been the Vice President of Finance and Operations of Enstar Networking. Prior to joining NSU in 1989, Mr. Wargolet was an Audit Senior with Arthur Andersen & Co.

     Mr. C. S. (Sal) Mondelli joined Transition in February 1995 as Vice President of Sales and Marketing, prior to becoming President and Chief Executive Officer of Transition in July 1996. Prior to joining Transition, Mr. Mondelli was an Executive Vice President with Prodea Software Corporation and served in a variety of marketing and management positions with IBM Corporation.

     Mr. Ronald D. Newman has served as President of Enstar Networking since September 1997 and Chief Operating Officer since March 1997. Mr. Newman was the Regional Manager - Southwest Operations from March 1993 to February 1997 and prior to that served in various sales capacities for Americable.

     Officers of the Company are elected annually by the Board of Directors. The current officers of the Company are expected to be re-elected to serve in the same positions for the coming year.

ITEM 2. PROPERTIES.

     Americable. Americable's principal distribution and manufacturing operations are located in Minneapolis, Minnesota (39,000 square feet). This facility includes office, warehouse and manufacturing space.

     Enstar Networking. Enstar Networking has its primary regional service centers in Dallas, Texas (11,000 square feet) and Minneapolis, Minnesota (8,000 square feet). Enstar Networking also has branch operations in Fargo, North Dakota and Atlanta, Georgia in addition to satellite offices in Austin, Texas, Chicago, Illinois, San Jose, California, and Denver, Colorado.

     Transition. Transition's headquarters, including its executive and corporate administration offices, manufacturing, sales and technical support are located in Eden Prairie, Minnesota, which consists of approximately 27,000 square feet of leased space. Of this space, approximately 1,900 square feet is occupied by ENStar corporate offices.

     All of the Company's facilities are leased. ENStar believes that the leased facilities of its operating companies are adequate for their intended use.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is engaged in routine litigation incidental to its business, which management believes will not have a material adverse effect upon its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ENStar Inc.'s common stock began trading on the Nasdaq National Market under the symbol ENSR effective March 3, 1997. The following stock prices were obtained from Nasdaq reports:

                                                          Low        High
                                                          ---        ----
     1997 (By Quarter)
     First                                               $6         $9
     Second                                               4 3/4      6 1/2
     Third                                                6          9 3/8
     Fourth                                               7 3/8      9


     The last sale price on March 20, 1998 was $7 3/4. The number of common shareholders of record as of March 5, 1998 was 165. In addition, the Company estimates that an additional 800 shareholders own stock held for their accounts at brokerage firms and financial institutions.

     Management does not anticipate that cash dividends will be paid on ENStar's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                           YEARS ENDED DECEMBER 31,
                              -----------------------------------------------
                              1997       1996       1995       1994       1993
                              ----       ----       ----       ----       ----
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues....................$54,352    $64,123    $54,891    $47,193    $46,756
Operating income (loss)..... (4,979)       (53)     1,033       (702)    (1,978)
Interest expense, net.......   (809)      (204)      (247)      (348)      (361)
Income (loss) before income
  taxes and equity in earnings
  of unconsolidated
  subsidiary.. ............. (5,788)      (257)       786     (1,050)    (2,339)
Net income (loss)........... (2,261)     1,072      1,572        286     (1,524)
                            =======    =======    =======    =======    =======
Basic and diluted net
  income (loss) per
  share(1)..................$ (0.69)   $  0.32    $  0.49    $  0.09    $ (0.48)
                            =======    =======    =======    =======    =======
Weighted average common and
  common equivalent shares
  outstanding(1)............  3,289      3,309      3,217      3,235      3,146

CONSOLIDATED BALANCE SHEET DATA (END OF PERIOD)

Total assets................$43,315    $36,015    $35,251    $32,243    $30,222
Long-term debt, including
  current maturities........ 16,333      1,178      1,246      3,607      3,443
Shareholders' equity........ 12,405     20,947     19,694     18,176     17,035


---------------------------
     (1) Basic and diluted net income (loss) per share for 1993 to 1996 was computed using the weighted average number of outstanding shares of NSU Common Stock during each period presented adjusted for the Distribution of one share of ENStar Common Stock for every three shares of NSU Common Stock outstanding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance under the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Enstar Networking's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the Reorganization Transactions. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable, Enstar Networking and Transition. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the symbol CRVL.

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

     Prior to 1997, Enstar Networking operated as the network integration business of Americable. Enstar Networking was organized in April 1997 to distinctly focus the networking service activities from the traditional distribution and manufacturing operations of Americable. Enstar Networking was incorporated on January 1, 1998. The separate results of operations for Enstar Networking have been prepared from the books and records of Americable for all periods presented. The results of operations include an allocation of general and administrative expenses for certain items such as accounting, human resources and information systems along with facility related expenses. Management believes these allocations are reasonable and present the operations of Enstar Networking and Americable as though they had operated as separate businesses.

     During 1997, Enstar Networking made significant investments in new sales, consulting, engineering and technical personnel as part of its effort to build a network services organization. As part of this strategy, Enstar Networking has shifted its focus from historical commodity-based networking and connectivity hardware sales towards more service oriented solutions. As part of this change, the company experienced a significant decrease in revenues and increased operating expenses resulting in an operating loss of approximately $2.9 million. Enstar Networking expects to incur an operating loss in 1998 as it continues to build its network service and security consulting practice.

     Historically, in excess of 90% of Transition's revenues have been derived from the sale of its media conversion and related LAN products. These products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its conversion technology based products. In addition, the company provides related LAN products, such as hubs and transceivers, that integrate with the conversion technologies to enable network expansion. Transition's future operations are highly dependent on its ability to introduce conversion technology based products on a timely basis, at competitive prices that meet customer demands.

     The following are summarized operating results for ENStar's operating subsidiaries for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                               1997       1996       1995
                                               ----       ----       ----
Revenues
  Americable............................... $11,656    $11,343    $11,458
  Enstar Networking........................  26,976     37,324     30,702
  Transition...............................  17,176     17,055     14,266
  Eliminations.............................  (1,456)    (1,599)    (1,535)
                                            -------    -------    -------
                                            $54,352    $64,123    $54,891
                                            =======    =======    =======
Gross Profit
  Americable............................... $ 2,758    $ 2,761    $ 3,131
  Enstar Networking........................   5,759      8,239      6,848
  Transition...............................   6,713      5,837      5,387
                                            -------    -------    -------
                                            $15,230    $16,837    $15,366
                                            =======    =======    =======
Selling, General and Administrative Expenses
  Americable............................... $ 3,357    $ 2,823    $ 2,575
  Enstar Networking........................   8,621      7,006      6,239
  Transition...............................   6,926      5,934      4,465
  Allocable corporate expenses.............   1,305      1,127      1,054
                                            -------    -------    -------
                                            $20,209    $16,890    $14,333
                                            =======    =======    =======
Operating Income (Loss)
  Americable............................... $  (599)   $   (62)   $   556
  Enstar Networking........................  (2,862)     1,233        609
  Transition...............................    (213)       (97)       922
  Allocable corporate expenses.............  (1,305)    (1,127)    (1,054)
                                            -------    -------    -------
                                            $(4,979)   $   (53)   $ 1,033
                                            =======    =======    =======

RESULTS OF OPERATIONS

1997 VERSUS 1996

     Consolidated revenues decreased approximately $9.8 million, or 15%, to $54.4 million from $64.1 million in 1996.

     Revenues at Americable increased $313,000, or 3%, to approximately $11.6 million. This includes increased sales of cable assemblies of approximately $500,000 due primarily to higher demand of fiber optic and custom OEM assemblies. In addition, sales of networking products increased approximately $200,000 due to higher demand. Sales of bulk cable and other connectivity products decreased approximately $400,000, due primarily to lower volume to contractors and resellers. Americable expects that its volume of sales of cable assemblies will increase and its volume of networking products will decrease as it focuses its sales and marketing efforts on its value-added connectivity products which generally carry higher gross profit margins.

     Revenues at Enstar Networking decreased approximately $10.3 million, or 28%, to $27 million. This includes decreased sales of networking products of approximately $9.5 million and commodity-based structured wiring products of approximately $3.1 million which reflects the company's shift from a distributor/reseller of hardware towards more service oriented solutions. Included in these amounts is approximately $6.1 million of lower sales to two large customers. Offsetting these reductions was approximately $1 million of increased revenues from network integration and structure wiring services along with approximately $1.3 million of revenue from network security products due to higher demand. Enstar Networking expects that its sales volume of networking products will continue to decrease as it focuses its sales and marketing efforts on developing and expanding its service offerings.

     Revenues at Transition increased $121,000, or 1%, to approximately $17.2 million. Sales of Transition's media and rate conversion products increased approximately $2.5 million or 36% to $9.3 million, reflecting additional revenues from new products and product enhancements introduced during 1996 and 1997. Sales from new product introductions and enhancements accounted for approximately 16% of net sales for 1997 versus 21% for 1996. Sales of supporting LAN products decreased approximately $2.5 million or 20%, to $7.8 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers of approximately $11.2 million and to international customers of approximately $6 million, were relatively unchanged from 1996.

     Sales to international customers accounted for approximately 35% of net sales in 1997 and 1996, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

     Consolidated gross profit, as a percent of revenues, increased to 28% in 1997 as compared to 26.3% in 1996. Margins at Transition increased to 39.1%
from 34.2% due primarily to increased sales of higher margin media conversion products along with cost reductions realized on certain component parts. Decreased margins at Americable, from 24.3% to 23.7%, are primarily due to unfavorable labor variances resulting from the expansion of its fiber optic manufacturing operation. Margins at Enstar Networking decreased to 21.3%
from 22.1% primarily due to increased competition for structured wiring and
network hardware products.   ENStar expects its gross profit margins to continue
to decline in 1998 due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's selling, general and administrative expenses increased approximately $3.3 million or 19.7%, to $20.2 million from $16.9 million in 1996. The increase in operating expenses at Americable reflects increased expenses of approximately $300,000 primarily due to the addition of sales, purchasing and product management personnel along with approximately $90,000 of higher catalog and marketing related expenses. In addition, there was approximately $150,000 of higher rent, depreciation and other related expenses associated with its facility remodeling.

     Enstar Networking had increased operating expenses of approximately
$1.6 million, or 23%. This includes approximately $1 million of increased salaries, benefits, training and other related expenses due to the addition of new sales, consulting and engineering personnel. The company also had approximately $205,000 of increased expenses due to marketing related costs associated with the introduction of Enstar Networking and approximately $210,000 of higher costs related to the reorganization of its branch operations. In addition, this increase includes approximately $200,000 of higher facility related and other general and administrative expenses associated with the increased level of personnel.

     Transition had increased operating expenses of approximately $1 million, or 17%, which reflects increased sales and marketing expenses of approximately $810,000 due primarily to the addition of new sales and product management personnel in addition to higher advertising, promotional and related expenses associated with the introduction of Transition's new product strategy. This also includes approximately $300,000 of increased general and administrative expenses due primarily to the addition of support personnel, higher recruiting and other employee related expenses. This was offset by approximately $125,000 of decreased engineering expenses which reflects a reduction in development and personnel costs associated with Transition's advanced LAN products. In an effort to successfully develop and launch new advanced LAN products, Transition anticipates the increased levels of spending on sales, marketing and promotional costs to continue during 1998. If such increased level of spending does not result in the timely introduction of commercially successful products, Transition may experience significantly reduced levels of sales growth and operating results.

     ENStar's research and development expenses (incurred exclusively within Transition) were approximately $1.4 million and $1.5 million for 1997 and 1996, respectively.

     Corporate expenses increased $178,000, or 16% primarily due to higher professional fees.

     Net interest expense increased $605,000 to $809,000 from $204,000 in 1996, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 and 1996 reflects ENStar's estimated effective annual tax rate. See Note 6 to Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $45,000 to approximately $1.3 million, which is a result of higher earnings at CorVel offset slightly by the effect of a lower ownership interest during the first half of 1997. CorVel's net earnings for the twelve months ended December 31, 1997 were approximately $9.3 million, an increase of approximately $1 million or 12% from the previous year. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

1996 VERSUS 1995

     Consolidated revenues increased $9.2 million, or 17%, to $64.1 million from $54.9 million in 1995.

     Revenues at Americable were relatively unchanged in 1996 as compared with 1995. Sales of networking products increased approximately $1.3 million to $2.2 million due to higher demand. This was offset by decreased sales of bulk cable and other connectivity products of approximately $1.2 million, due primarily to lower volume of sales to contractors and resellers and lower demand for certain types of bulk cable due to increased market supply of such product in 1996.

     Revenues at Enstar Networking increased approximately $6.6 million, or 22%, to $37.3 million. This includes increased revenues of $7 million resulting from higher demand for networking products. Of this amount, approximately $3.2 million of sales were attributable to higher volume of networking products with two large customers. The increase in revenue at Enstar Networking also includes approximately $800,000 of higher volume of service revenues due to increased focus on services and the addition of technical personnel. Offsetting these increases was approximately $1.2 million of lower sales of commodity-based structure wiring products due to the company's focus towards networking services.

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

     Consolidated gross profit, as a percent of revenues, decreased to 26.3% in 1996 as compared to 28% in 1996. Decreased margins at Americable are primarily attributable to a higher volume of lower margin networking products and lower pricing on cable due to competition and overall higher market supply on certain types of bulk cable. Decreased margins at Transition are primarily the result of approximately $500,000 of inventory write-downs recorded in the fourth quarter of 1996. Margins at Enstar Networking were relatively unchanged between years.

     ENStar's selling, general and administrative expenses increased approximately $2.6 million or 17.8% to $16.9 million from $14.3 million in 1995. Operating expenses at Americable increased $248,000, or 9.7% to $2.8 million which is primarily a result of higher selling expenses attributable to the addition of sales and sales support personnel along with related training and education costs.

     The increase in operating expenses at Enstar Networking reflects increased selling expenses of approximately $340,000 due to higher sales salaries, commissions and related expenses and approximately $422,000 of higher engineering expenses due to the addition of technical and engineering personnel.

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

     ENStar's research and development expenses (incurred exclusively within Transition) were approximately $1.5 million in 1996, compared to approximately $1 million in 1995. The increase was due to the addition of new engineering personnel associated with new product development.

     Corporate expenses increased approximately $73,000, or 7% primarily due to higher professional fees.

      Net interest expense decreased by approximately $43,000 to $204,000 from $247,000 in 1995, due primarily to lower interest rates between years under the Americable and Transition credit facilities.

     The income tax provision (benefit) in 1996 and 1995 reflects ENStar's effective annual income tax rate. See Note 6 to the Consolidated Financial Statements of ENStar.

     Equity in earnings of the Company's unconsolidated subsidiary increased approximately $100,000 to $1.3 million from $1.2 million in 1995, which is a result of higher earnings at CorVel. CorVel's net earnings for the twelve months ended December 31, 1996 were approximately $8.2 million, an increase of approximately $1.2 million or 17% from the previous year.

CAPITAL RESOURCES AND LIQUIDITY

     During 1997, ENStar experienced cash flow deficits from operations due primarily to the losses incurred at its operating companies. In certain prior years, ENStar has experienced fluctuations in its working capital, which are primarily attributable to the increase in receivables and inventories associated with growth in sales and timing of payments on accounts payable. Cash used in operations was approximately $1.8 million in 1997 versus $72,000 in 1996.

     ENStar does not have the use of cash generated by CorVel. Also, since its initial public offering in 1991, CorVel has not declared any dividends and has indicated that it does not anticipate doing so for the foreseeable future. ENStar may from time to time, depending on market conditions and other factors, sell a portion of its CorVel holdings. The ability of ENStar to sell its CorVel holdings is limited, however, to sales pursuant to Rule 144 of the Securities Act of 1933 and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of ENStar to sell a large portion of the CorVel holdings at a given time.

     In November 1996, ENStar commenced a program (the "Debenture Program"), similar to one previously maintained by NSU, whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At December 31, 1997, the Company had approximately $16.3 million principal amount of subordinated debentures outstanding with weighted average interest rate of 9.62%. Long-term debt proceeds of approximately $15.2 million represents the amount of new debentures sold for the year ended December 31, 1997. Approximately $135,000 of debentures are scheduled to mature during the fourth quarter of 1998.

     In June 1997, the Company commenced a modified "Dutch Auction" self tender offer for the repurchase of shares of its common stock. This tender offer, which expired in July 1997, resulted in the Company's purchase and retirement of 37,290 shares of its common stock at $6.25 per share or an aggregate cost of approximately $233,000.

     Americable and Transition maintain revolving line of credit facilities with their principal bank to provide borrowings up to $4 million, respectively, due in May and June 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5% at December 31, 1997). At December 31, 1997, there were aggregate outstanding borrowings of $2,680,000 and approximately $2 million of available borrowings under these credit facilities. In September 1997, Americable obtained the necessary waivers from its bank to waive its compliance with certain financial covenants and amend the terms of its credit agreement. Under the terms of the amended credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable (including Enstar Networking) incurs pretax losses in excess of specified levels. At December 31, 1997, the companies were in compliance with or had obtained waivers for all covenants under these agreements.

     During 1997, ENStar provided an aggregate of $348,000 in cash to Americable and Enstar Networking pursuant to the terms of the amended credit agreement. Additional cash investments from ENStar are expected in 1998 to fund anticipated operating losses and capital expenditures.

     In February 1998, the Company announced a stock repurchase plan pursuant to which the Company plans to repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchases of common stock for 1998 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At March 16, 1998, ENStar had approximately $13.2 million of cash and cash equivalents, excluding cash of its operating subsidiaries. During 1998, ENStar's operating plans call for approximately $1.7 million in capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item is not applicable to the Registrant for 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company listed in the index under Item 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page F-1 hereof. Certain quarterly financial data is set forth below.

                                      FIRST     SECOND      THIRD     FOURTH
                                      -----     ------      -----     ------
                                             (UNAUDITED, IN THOUSANDS,
                                              EXCEPT PER SHARE AMOUNTS)
1997
Revenues............................$11,932    $13,392    $15,990     $13,038
Gross profit........................  3,569      3,802      4,226       3,633
Interest expense, net...............    (84)      (190)      (248)       (287)
Net loss............................   (582)      (602)      (356)       (721)
                                    =======    =======    =======     =======
Basic and diluted loss per share....$  (.18)   $  (.18)   $  (.11)    $  (.22)
                                    =======    =======    =======     =======

1996
Revenues............................$15,362    $16,431    $17,358     $14,972
Gross profit........................  4,162      4,128      4,714       3,833
Interest expense, net...............    (66)       (74)       (51)        (13)
Net income........ .................    417        185        451          19
                                    =======    =======    =======     =======
Basic and diluted income per share..$   .13    $   .05    $   .14     $    --
                                    =======    =======    =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), except for the information relating to the executive officers of the Company set forth in Part I of this report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or prior to April 30, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)l.    CONSOLIDATED FINANCIAL STATEMENTS
         ENStar Inc.
         Consolidated Statements of Operations.......................        F-2
         Consolidated Balance Sheets.................................        F-3
         Consolidated Statements of Shareholders' Equity.............        F-4
         Consolidated Statements of Cash Flows.......................        F-5
         Notes to Consolidated Financial Statements..................F-6 to F-19
         Report of Independent Certified Public Accountants..........       F-20
         Schedule II -- Valuation and Qualifying Accounts............       F-21

   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
  (i)    CorVel Corporation
         Report of Independent Auditors..............................        S-1
         Consolidated Statements of Income...........................        S-2
         Consolidated Balance Sheets.................................        S-3
         Consolidated Statements of Stockholders' Equity.............        S-4
         Consolidated Statements of Cash Flows.......................        S-5
         Notes to Consolidated Financial Statements..................S-6 to S-16
         Schedule II -- Valuation and Qualifying Accounts............       S-17


     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3. EXHIBITS

  2.1     Agreement and Plan of Reorganization, dated as of December
          21, 1995, by and among North Star Universal, Inc., Michael
          Foods, Inc. and NSU Merger Co. (filed as exhibit 2 to the
          Company's Registration Statement on Form S-4, Registration
          No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request)).
  3.1     Articles of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-4,
          Registration No. 333-1925 and incorporated herein by reference).
  3.2     Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Registration Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference).
  4.1 Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form
          S-1, Registration No. 333-12301 and incorporated herein by reference).
+10.1 1996 Stock Incentive Plan, including forms of option agreements (filed as exhibit 10.15 to the Company's
          Registration Statement on Form S-4, Registration No.
          333-1925, and incorporated herein by reference).
 10.2     Sixth Amendment to Amended and Restated Loan and Security
          Agreement, dated August 9, 1996, among Americable, Inc.,
          Transition Networks, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement (filed as exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.3     Lease Agreement dated June 13, 1995 between Transition and
          West Life & Annuity Insurance Company for lease of premises at 6475 City West Parkway, Eden Prairie, Minnesota. (Filed as exhibit 10.11 to the Company's Registration Statement on Form S-4, Registration No. 333-1925, and incorporated herein by reference).



                                 -34-












 10.4     Lease Agreement dated February 21, 1989 between Americable and
          Ryan/Flying Cloud Associates Limited Partnership, including amendments thereto, for the lease of premises at 7450 Flying Cloud Drive, Eden
          Prairie, Minnesota. (Filed as exhibit 10.12 to the Company's
          Registration Statement on Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.5     Distribution Agreement between North Star Universal, Inc., and the
          Company (Filed as an exhibit to Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc. and NSU Merger Co., which agreement was filed as exhibit 2 to the Company's Registration Statement on Form
          S-4, Registration No. 333-1925, and is incorporated herein by reference).
 10.6     Commercial Lease Agreement between Americable, Inc. and LaSalle
          National Trust (filed as exhibit 10.4 to the Quarterly Report on
          Form 10-Q of North Star Universal, Inc. for the quarter ended
          September 30, 1996 and incorporated herein by reference).
 10.7     Commercial Lease Agreement between Americable, Inc. and Petroleum,
          Inc. (filed as exhibit 10.3 to the Quarterly Report on Form 10-Q of
          North Star Universal, Inc. for the quarter ended June 30, 1996 and incorporated herein by reference).
 10.8     Separation and General Release, dated February 17, 1997, between
          Americable and Gary L. Eizenga (filed as exhibit 10.8 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.9 First Amendment to Loan and Security Agreement, dated May 29, 1997, among Transition Networks, Inc., and First Bank National Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as exhibit 10.9 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
 10.10    Seventh Amendment to Amended and Restated Loan and Security
          Agreement, dated May 29, 1997, among Americable, Inc., Cable
          Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security
          Agreement dated August 9, 1996 (filed as exhibit 10.10 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997 and incorporated herein by reference).
 10.11    Second Amendment to Loan and Security Agreement, dated September 30,
          1997, among Transition Networks, Inc., and First Bank National
          Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as exhibit 10.11 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997 and incorporated herein by reference).





                                       -35-












 10.12    Eighth Amendment to Amended and Restated Loan and Security Agreement,
          dated September 30, 1997, among Americable, Inc., Cable Distribution
          Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          August 9, 1996 (filed as exhibit 10.12 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).
 10.13    Assumption Agreement And Ninth Amendment To Amended And Restated Loan
          and Security Agreement And Waiver dated as of March 5, 1998, among
          Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking
          Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          September 30, 1997.
 10.14    Third Amendment to Loan and Security Agreement and Waiver, dated
          March 27, 1998, among Transition Networks, Inc., and U.S. Bank
          National Association, amending the terms of the Amended and Restated
          Loan and Security Agreement and Waiver dated September 30, 1997.
 21.1     Subsidiaries of the Company.
 23.1     Consent of Independent Auditors - Ernst & Young LLP.
 27.1     Financial Data Schedule.
 99.1     Cautionary Statement Regarding Forward Looking Statements.
--------------------------
 +  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item
    601(b)(10)(iii)(A) of Regulation S-K.
(b) Reports on Form 8-K. None.
(c) See the Exhibits set forth above.
(d) See the Financial Statement Schedules of the Company, and Subsidiaries
    Consolidated Financial Statements and the CorVel Corporation Financial
    Statement Schedule attached as a separate section of this report.


















                                     -36-

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998

                                          ENSTAR INC.

                                          By      /s/ JEFFREY J. MICHAEL

                                            ------------------------------------
                                             Jeffrey J. Michael, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By                /s/ JEFFREY J. MICHAEL               Dated:   March 30, 1998
     ------------------------------------------------
                    Jeffrey J. Michael
     President, Chief Executive Officer and Director
              (principal executive officer)

By                 /s/ THOMAS S. WARGOLET              Dated:   March 30, 1998
     ------------------------------------------------
                     Thomas S. Wargolet
     Chief Financial Officer and Secretary (principal
            financial and accounting officer)

By                  /s/ MILES E. EFRON                 Dated:   March 30, 1998
     ------------------------------------------------
                      Miles E. Efron
                         Director

By                 /s/ JAMES H. MICHAEL                Dated:   March 30, 1998
     ------------------------------------------------
                     James H. Michael
            Chairman of the Board of Directors

By                 /s/ RICHARD J. BRAUN                Dated:   March 30, 1998
     ------------------------------------------------
                     Richard J. Braun
                         Director

                                     -37-

                                  ENSTAR INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS OF ENSTAR                 PAGE
               ------------------------------                 ----
Consolidated Statements of Operations for the three years
  ended December 31, 1997, 1996 and 1995....................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-3
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1997, 1996, and 1995.......   F-4
Consolidated Statements of Cash Flows for the year three
  years ended December 31, 1997, 1996, and 1995.............   F-5
Notes to Consolidated Financial Statements..................   F-6
Report of Independent Certified Public Accountants..........  F-20
Schedule II -- Valuation and Qualifying Accounts............  F-21


               FINANCIAL STATEMENTS OF CORVEL
               ------------------------------
Report of Independent Auditors..............................   S-1
Consolidated Statements of Income for the three years
  ended March 31, 1995, 1996, and 1997......................   S-2
Consolidated Balance Sheets as of March 31, 1996 and 1997...   S-3
Consolidated Statements of Stockholders' Equity for the
  three years ended March 31, 1995, 1996, and 1997..........   S-4
Consolidated Statements of Cash Flows for the three years
  ended March 31, 1995, 1996, and 1997......................   S-5
Notes to Consolidated Financial Statements..................   S-6
Schedule II -- Valuation and Qualifying Accounts............  S-11


                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                               -----------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
                                                       (IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)
Revenues......................................$54,352    $64,123    $54,891
Operating and product costs................... 39,122     47,286     39,525
                                              -------    -------    -------
Gross profit.................................. 15,230     16,837     15,366
Selling, general and administrative expenses.. 20,209     16,890     14,333
                                              -------    -------    -------
Operating income (loss)....................... (4,979)       (53)     1,033
Interest expense, net.........................   (809)      (204)      (247)
                                              -------    -------    -------
Income (loss) before taxes and equity in
  earnings of unconsolidated subsidiary....... (5,788)      (257)       786
Income tax provision (benefit)................ (2,178)       (25)       405
                                              -------    -------    -------
Income (loss) before equity in earnings
  of unconsolidated subsidiary................ (3,610)      (232)       381
Equity in earnings of
  unconsolidated subsidiary...................  1,349      1,304      1,191
                                              -------    -------    -------
Net income (loss).............................$(2,261)   $ 1,072    $ 1,572
                                              =======    =======    =======
Basic and diluted net
  income (loss) per share.....................$ (0.69)   $  0.32    $  0.49
                                              =======    =======    =======
Weighted average shares outstanding...........  3,289      3,309      3,217
                                              =======    =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                    ----------------------
                                                       1997         1996
                                                       ----         ----
                                                        (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.........................$12,609      $   824
  Accounts receivable, net of allowance
    for doubtful accounts ($414 in 1997
    and $440 in 1996)...............................  7,086        8,785
  Inventories.......................................  5,145        5,706
  Prepaid expenses and other........................    316          481
                                                    -------      -------
     Total current assets........................... 25,156       15,796
Property and equipment, net.........................  2,164        1,742
Goodwill............................................  4,642        4,801
Investment in unconsolidated subsidiary............. 11,170       13,519
Other...............................................    183          157
                                                    -------      -------
                                                    $43,315      $36,015
                                                    =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable to bank.............................$ 2,680      $ 1,310
  Current maturities of long-term debt..............    165           28
  Accounts payable..................................  4,200        4,101
  Accrued expenses..................................  5,165        4,830
                                                    -------      -------
       Total current liabilities.................... 12,210       10,269
Long-term debt, less current maturities............. 16,168        1,150
Deferred income taxes...............................     --        3,649
Commitments and contingencies.......................     --           --
Shareholders' equity................................ 14,937       20,947
                                                    -------      -------
                                                    $43,315      $36,015
                                                    =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK
                                       ------------------   ADDITIONAL              OPERATING       TOTAL
                                        SHARES               PAID-IN     RETAINED     UNIT      SHAREHOLDERS'
                                        ISSUED     AMOUNT    CAPITAL     EARNINGS    EQUITY        EQUITY
                                       ---------   ------   ----------   --------   ---------   -------------
Balance at January 1, 1995.  ........         --    $ --     $    --     $    --     $18,176       $18,176
  Net income.........................         --      --          --          --       1,572         1,572
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --          --          --          42            42
  Constructive dividend..............         --      --          --          --         (96)          (96)
                                       ---------    ----     -------     -------     -------       -------
Balance at December 31, 1995.........         --      --          --          --      19,694        19,694
  Net income.........................         --      --          --          --         868           868
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --          --          --         (45)          (45)
  Constructive dividend..............         --      --          --          --        (309)         (309)
                                       ---------    ----     -------     -------     -------       -------
Balance at November 6, 1996..........         --      --          --          --      20,208        20,208
  Contribution of common stock of
    Americable, Transition and
    CorVel to ENStar Inc. by North
    Star Universal, Inc. (NSU).......         --      --      20,208          --     (20,208)           --
  Additional capital invested........         --      --         660          --          --           660
  Net income from November 7, 1996
    through December 31, 1996........         --      --          --         204          --           204
  Effect of equity transactions of
    unconsolidated subsidiary........         --      --        (125)         --          --          (125)
  Issuance of shares of ENStar
    common stock to shareholders
    in February 1997.................  3,304,279      33         (33)         --          --            --
                                       ---------    ----     -------     -------     -------       -------
Balance at December 31, 1996.........  3,304,279      33      20,710         204          --        20,947
                                       ---------    ----     -------     -------     -------       -------
  Net loss...........................         --      --          --      (2,261)         --        (2,261)
  Effect of equity transactions of
     unconsolidated subsidiary.......         --      --      (1,434)         --          --        (1,434)
  Constructive dividend to NSU.......         --      --      (2,082)         --          --        (2,082)
  Purchase of common stock...........    (37,290)     --        (233)         --          --          (233)
                                       ---------    ----     -------     -------     -------       -------
Balance at December 31, 1997           3,266,989    $ 33     $16,961     $(2,057)    $    --       $14,937
                                       =========    ====     =======     ========    =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                          (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)..........................  $ (2,261)    $ 1,072   $   1,572
  Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Equity in earnings of unconsolidated
       subsidiary............................  (1,349)     (1,304)     (1,191)
     Depreciation and amortization...........   1,145         940         837
     Deferred income taxes...................  (2,187)        (25)       (465)
     Changes in operating assets
       and liabilities
       Accounts receivable...................   1,699          (1)     (1,268)
       Inventories...........................     561         925        (548)
       Accounts payable, accrued expenses
         and other...........................     599      (1,679)      2,202
                                             --------    --------     -------
     Net cash provided by (used in)
       operating activities..................  (1,793)        (72)      1,139
                                             --------    --------     -------
Cash flows from investing activities
     Capital expenditures....................  (1,408)     (1,070)       (543)
     Collections on notes receivable.........      --         258       1,096
     Other...................................     (26)       (226)         --
                                              --------    --------     -------
     Net cash provided by (used in)
       investing activities..................  (1,434)     (1,038)        553
                                             --------    --------     -------
Cash flows from financing activities
     Proceeds from long-term debt............  15,183          --          --
     Payments on long-term debt..............     (28)         --          --
     Proceeds from notes payable.............. 62,687      69,017      56,073
     Payments on notes payable................(61,317)    (68,712)    (57,497)
     Additional capital invested
       (constructive dividends)............... (1,280)      1,383        (96)
     Purchase of common stock                    (233)         --          --
                                             --------    --------    --------
     Net cash provided by (used in)
       financing activities..................  15,012       1,688      (1,520)
                                             --------    --------    --------
     Net increase in cash
       and cash equivalents..................  11,785         578         172
Cash and cash equivalents at
  beginning of year..........................     824         246          74
                                             --------    --------    --------
Cash and cash equivalents at end of year.....$ 12,609         824    $    246
                                             ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.................................$    986    $    225    $    247
    Taxes....................................      69          --          --

    See Note 5.


 The accompanying notes are an integral part of these consolidated statements.
                                             F-5

PAGE>

                                  ENSTAR INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     ENStar Inc. ("ENStar" or the "Company") is a holding company principally comprised of three operating companies, Americable, Inc. ("Americable"), Enstar Networking Corporation ("Enstar Networking") and Transition Networks, Inc. ("Transition"), and an equity investment in CorVel Corporation ("CorVel"). ENStar was formerly an operating unit of North Star Universal, Inc. ("North Star"). In November 1996, North Star contributed the operating unit's assets to ENStar. On February 28, 1997 North Star, in connection with its merger with Michael Foods, Inc. ("Michael Foods"), distributed its ownership interest in ENStar to North Star's shareholders through a tax free dividend, thus causing ENStar to become a publicly held company.

     Americable is a distributor of premise wiring, connectivity products, and low-end networking electronics and represents approximately 20% of the Company's consolidated sales. Enstar Networking (formerly a division of Americable) is a network integrator that provides services to design, build, maintain, and protect corporate network infrastructures, and accounts for approximately 50% of the Company's sales. Transition designs, manufactures and markets connectivity devices and network applications, and accounts for approximately 30% of sales. CorVel is a health care services company. At December 31, 1997 and 1996, the Company owned a 25% and 26% ownership in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

     PRINCIPALS OF CONSOLIDATION AND BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. For the period prior to November 1996, financial statements are those of the combined operating units described in note 1. Operating unit equity was converted to contributed capital at the time North Star contributed the capital stock of Americable, Transition, and CorVel to ENStar. There was no change in the historical cost basis of the assets and liabilities of any of the entities or investment contributed to ENStar. The consolidated, and formerly combined, financial statements include an allocation of general and administrative costs incurred by North Star in the management of the operating companies. Management believes these allocations are reasonable and present the operations of the Company as though it had operated on a stand-alone basis. Previously, operating unit equity included the historical equity of each entity, the net investment in CorVel and intercompany payables owed to North Star. The






                                -F6-

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

net annual advances between the former operating unit and North Star were considered additional capital invested from, or constructive dividend to, North Star. Accordingly, the accompanying consolidated financial statements may not necessarily be indicative of the results that would have been obtained if the Company had been operated as a stand alone entity throughout all periods presented.

     CASH AND CASH EQUIVALENTS The Company considers its highly liquid temporary investments with original maturities of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximate fair value because of the short-term maturity of these investments.

     ACCOUNTS RECEIVABLE The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of customers. The Company maintains an allowance for potential credit losses which when realized, have been within management expectations.

     INVENTORIES Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1996
                                                                 ----      ----
Finished goods..............................................    $3,934    $3,285
Purchased parts.............................................     1,211     2,421
                                                                ------    ------
                                                                $5,145    $5,706
                                                                ======    ======

     PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Accelerated methods are used






                                      -F7-

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for income tax reporting. Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ---------------
                                                               1997     1996
                                                               ----     ----
Leasehold improvements......................................  $  207   $  183
Office and computer equipment...............................   4,857    3,490
                                                              ------   ------
                                                               5,064    3,673
Less -- accumulated depreciation and amortization...........   2,900    1,931
                                                              ------   ------
                                                              $2,164   $1,742
                                                              ======   ======

     GOODWILL Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $1,701,000 and $1,542,000 at December 31, 1997 and 1996. The Company maintains separate financial records for each of its acquired entities and evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company adjusts the value of a subsidiary's goodwill if an impairment is identified.

     ACCRUED EXPENSES Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1996
                                                                 ----      ----
Payroll and related benefits................................    $  867    $  701
Insurance reserves..........................................       544       968
Business disposition obligations............................     1,974     2,000
Other.......................................................     1,780     1,161
                                                                ------    ------
                                                                $5,165    $4,830
                                                                ======    ======

     The business disposition obligations primarily represent a lease commitment of a business disposed by North Star. These obligations were part of the liabilities assumed by ENStar under the indemnification agreement discussed in
Note 6.
                                  -F8-

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     REVENUE RECOGNITION The Company recognizes revenue from product sales at the time product is shipped to a customer. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

     RESEARCH AND DEVELOPMENT All research and development costs are charged to expense as incurred. Research and development expenses were approximately $1.4 million in 1997, $1.5 million in 1996, and $1 million in 1995.

     ADVERTISING The Company expenses advertising costs as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Direct response advertising consists primarily of catalog production costs which are amortized over the estimated useful life of the publication, generally two years. Advertising costs charged to expense were approximately $1.2 million in 1997, $1.1 million in 1996, and $600,000 in 1995. Deferred advertising costs included within prepaid expenses were $23,000 and $95,000 at December 31, 1997 and 1996.

     NET INCOME (LOSS) PER SHARE On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

     The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 78,600 and 62,750 shares of common stock with weighted average exercise prices of $8.97 and $9.00 were outstanding during 1997 and 1996, but were excluded from the computation of common share equivalents because they were antidilutive. There were no options outstanding in 1995.

     For 1996 and 1995, net income (loss) per share was computed based on the weighted average number of shares of North Star common stock outstanding (9,927,000 and 9,650,000). This weighted average number of shares was adjusted to reflect the distribution of ENStar Inc. common stock to North Star shareholders whereby one share of ENStar Inc. common stock was issued to each holder of three shares of North Star common stock.








                                       -F9-

                                ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires a company to display an amount representing comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. The adoption of SFAS 130 should not affect the Company's consolidated financial statements.

     SFAS 131 requires a company to disclose financial and other information, as defined by the statement, about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The Company will include the required SFAS 131 business segment disclosures in its 1998 annual report.

     CAPITAL STOCK The Company has available for issue 100,000,000 shares, consisting of 20,000,000 shares of preferred stock, par value of $.01 per share, of which none have been issued or are outstanding at December 31, 1997. The Company also has 80,000,000 shares of common stock, par value of $.01 per share, of which 3,304,279 were issued in February 1997 in connection with the distribution of ENStar common stock to NSU shareholders. These shares have been reported in the Company's financial statements as if they were outstanding at December 31, 1996. During 1997, the Company repurchased 37,290 shares of its common stock using a modified "Dutch Auction" self tender offer. In March 1998, the Company's Board of Directors authorized the repurchase of up to 350,000 shares of common stock.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION As a result of equity transactions in CorVel stock, the Company's investment in its unconsolidated subsidiary decreased $2,349,000 and $337,000, while shareholders' equity decreased $1,434,000 and $170,000, net of taxes, during the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, the Company's investment in its unconsolidated subsidiary increased $70,000, while the shareholders' equity increased by $42,000, net of taxes.

     STOCK BASED COMPENSATION The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Information related to the fair value based method of accounting is contained in Note 8.








                                     -F10-

     USE OF ESTIMATES In the preparation of the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     RECLASSIFICATIONS Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

NOTE 3 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's unconsolidated subsidiary consists of its investment in CorVel, a health care services company. CorVel has a fiscal year end of March
31. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the twelve month period ended December 31, 1997 (in thousands):

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Current assets..............................................    $ 36,764
Total assets................................................      58,859
Current liabilities.........................................      12,360
Noncurrent liabilities......................................       1,459
Revenues....................................................     135,958
Gross profit................................................      25,359
Net income..................................................       9,256


     At December 31, 1997, shareholders' equity includes approximately $4.2 million of unremitted earnings related to the Company's investment in CorVel. At December 31, 1997, the fair value of the Company's investment in CorVel, based on the closing market price, was approximately $38.7 million.













                                   -F11-

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- NOTES PAYABLE AND LONG-TERM DEBT

     Americable and Transition maintain revolving line of credit facilities to provide borrowings up to $4 million each ($4 million and $2 million at December 31, 1996), due in June and May 1998, respectively. The Company believes it will be able to renew or obtain new agreements at substantially the same terms and conditions. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5% at December 31, 1997). At December 31, 1997, there were aggregate outstanding borrowings of $2,680,000, and approximately $2 million of available borrowings under these credit facilities. The notes contain certain restrictive covenants; the most significant of which are: maintenance of specific tangible capital base levels, capital expenditure limitations, and minimum leverage and interest coverage. In September 1997, Americable obtained the necessary waivers from its bank to waive its compliance with certain financial covenants and amend the terms of its credit agreement. Under the terms of the amended credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable (including Enstar Networking) incurs pretax losses in excess of specified levels. At December 31, 1997, the companies were in compliance with or had obtained waivers for all covenants under these agreements.

     During 1997, ENStar provided an aggregate of $348,000 in cash to Americable pursuant to the terms of the amended credit agreement. Additional cash investments from ENStar are expected in 1998 to fund anticipated operating losses and capital expenditures.

     The carrying value of long-term debt, which approximates fair value, consists of (in thousands):

                                                    DECEMBER 31,
                                                -----------------
                                                 1997       1996
                                                 ----       ----
Subordinated debentures.......................$16,127     $  945
Other.........................................    206        233
                                              -------     ------
                                               16,333      1,178
Less current maturities.......................    165         28
                                              -------     ------
                                              $16,168     $1,150
                                              =======     ======


                                  -F12-

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1997, the Company registered with the Securities and Exchange Commission $25 million of debentures, of which $8,873,000 remained unissued at December 31, 1997. Subordinated debentures are unsecured and due in varying monthly installments beginning November 1998 through 2003 and had a weighted average interest rate of 9.62% at December 31, 1997.

     Aggregate minimum annual principal payments of long-term debt are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1998.....................................................$   165
1999.....................................................  4,778
2000.....................................................     89
2001.....................................................     95
2002.....................................................  5,768
Thereafter...............................................  5,438
                                                         -------
                                                         $16,333
                                                         =======

NOTE 5 -- INCOME TAXES

     The activity of the Company through February 1997 has been included in the income tax return of North Star. For financial reporting purposes, the Company has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Company filed separate income tax returns. The provision for income taxes consists of the following (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996       1995
                                                     ----      ----       ----
Current
  Federal..........................................$    --    $   45     $ 740
  State............................................     --         9       130
                                                   -------    ------     -----
                                                        --        54       870
                                                   -------    ------     -----
Deferred
  Federal.......................................... (1,899)      (69)     (405)
  State............................................   (279)      (10)      (60)
                                                   -------    ------     -----
                                                    (2,178)      (79)     (465)
                                                   -------    ------     -----
                                                   $(2,178)   $  (25)    $ 405
                                                   =======    ======     =====

                                     -F13-

                                ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997       1996      1995
                                                      ----       ----      ----
Federal statutory rate...............................(34.0)%    (34.0)%    34.0%
State income taxes................................... (4.8)       (.3)      8.9
Goodwill amortization................................   .9       21.1       7.0
Other................................................   .3        3.5       1.6
                                                     -----       ----      ----
                                                     (37.6)%     (9.7)%    51.5%
                                                     =====       ====      ====

     The tax effects of the cumulative temporary differences resulting in the net deferred tax liability are as follows (in thousands):

                                                           DECEMBER 31,
                                                   -----------------------------
                                                    1997        1996       1995
                                                    ----        ----       ----
Investment in CorVel............................ $(4,187)    $(5,072)   $(4,339)
Accrued expenses not deductible until paid......   1,921       1,956      1,729
Net operating loss carryforwards................   3,158          --         --
Other...........................................    (510)       (533)      (362)
                                                 -------     -------    -------
                                                 $   382     $(3,649)   $(2,972)
Valuation allowance.............................    (382)         --         --
                                                 -------     -------    -------
                                                 $    --     $(3,649)   $(2,972)
                                                 =======     =======    =======







                                     -F14-

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     To the extent the Company's financial reporting basis in its investment in its unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability.
The Company's deferred tax liability includes, among other things, the initial tax effect of $1.8 million for the difference in the financial reporting and tax basis of the Company's investment in CorVel following the initial public offering along with the income taxes recorded on the equity in earnings of CorVel of $897,000 in 1997, $869,000 in 1996, and $794,000 in 1995.

     The Company was allocated, as required under the federal consolidated income tax regulations, approximately $8,100,000 of net operating loss carryforwards from North Star at the time of its merger with Michael Foods. The tax benefit of a portion of these available carryforwards, $2,776,000, was treated as additional capital invested by North Star and the Company's deferred tax liability was reduced by a like amount. Should any of the tax benefit of loss carryforwards, currently reserved in the amount of $382,000, be recognized in future periods, they will be treated as an additional capital contribution in the period utilized. At December 31, 1997, the entire operating loss carryforward was available to the Company. These loss carryforwards begin to expire in 2009.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     LEASING COMMITMENTS The Company leases certain equipment and facilities under operating leases. The future aggregate minimum rental payments under such leases which expire at various dates through 2002 are as follows (in thousands):

        YEARS ENDING DECEMBER 31,
        -------------------------
     1998.................................    $691
     1999.................................     673
     2000.................................     480
     2001.................................     307
     2002.................................     126
     Thereafter...........................      --
                                            ------
                                            $2,277
                                            ======

     Certain of the leases provide for payment of taxes and other expenses. Total rent expense on all leases including month-to-month leases for the years ended December 31 was $1,069,000 in 1997, $1,029,000 in 1996, and $939,000 in
1995.
                                      -F15-

                               ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     CONTINGENCIES As a result of the transfer of a substantial portion of the assets of North Star to ENStar, ENStar entered into a supplemental indenture with North Star in which ENStar assumed the obligations of North Star with respect to certain debenture indebtedness of North Star. North Star however, separately agreed to satisfy, and hold ENStar harmless from, all payment and other obligations with respect to such debenture indebtedness. The amount of such indebtedness, net of cash transferred to Michael Foods, was $21,250,000 at the date of the North Star merger with Michael Foods. During 1997, Michael Foods repaid all outstanding indebtedness under the old North Star debenture program. In addition, ENStar, through the operation of an indemnification agreement, is contingently liable for any, and all, liabilities arising from the activities of North Star, through, and including, the reorganization of North Star and Michael Foods. Under the terms of the indemnification agreement, the Company is required to maintain certain minimum levels of market capitalization or net worth for a period of five years.

NOTE 7 -- EMPLOYEE RETIREMENT PLAN

     ENStar maintains an incentive savings plan for its employees. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of ENStar's Board of Directors. Contributions of $281,000, $189,000, and $144,000, were charged to operations in the years ended December 31, 1997, 1996 and 1995.

NOTE 8 -- STOCK OPTION PLANS

     The Company and each of its operating subsidiaries maintain non-qualified stock option plans in their own stock for the benefit of selected officers and key employees. These original plans were approved by the respective Company's Board of Directors in 1996. The ENStar plan reserved 300,000 shares for issuance. At December 31, 1997, 347,100 options to acquire ENStar shares have been issued subject to additional authorized shares being approved by the Company's shareholders. The Americable plan reserved 600,000 shares for issuance, while the Transition plan reserved 750,000 shares. Options granted to date under all plans have been at fair market value on the date of the grant. Each grant awarded specifies the period for which the options are exercisable, the rate at which they vest, and provides that the options shall expire at the end of such period.








                                   -F16-

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Option transactions under these plans since adoption are summarized as follows:
[CAPTION]

                             ENStar           Americable         Transition
                        ----------------   ----------------   ----------------
                                Weighted           Weighted           Weighted
                         Number   average   Number   average   Number   average
                           of    exercise     of    exercise     of    exercise
                         shares    price    shares    price    shares    price
                        ------------------------------------------------------
Outstanding at
  January 1, 1996            --   $  --         --   $  --         --    $  --
     Granted             77,100    9.00    345,000    0.82    298,500     1.25
                        ------------------------------------------------------
Outstanding at
  December 31, 1996      77,100    9.00    345,000    0.82    298,500     1.25
     Granted            270,000    7.38     45,000    0.82     70,000     1.25
     Cancelled               --      --   (240,000)   0.82    (64,250)    1.25
                        ------------------------------------------------------
Outstanding at
  December 31, 1997     347,100   $7.74    150,000   $0.82    304,250    $1.25
                        ======================================================
Options exercisable
  at December 31:
     1996                    --   $  --    101,000   $0.82     16,100    $1.25
                        ======================================================
     1997                19,275   $9.00     40,000   $0.82     60,850    $1.25
                        ======================================================















                                   -F17-

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following table summarizes information concerning currently outstanding options:

[CAPTION]

                              OPTIONS OUTSTANDING

                                     Weighted average
                         Number         remaining         Weighted average
                       of shares     contractual life    and exercise price
                       ----------------------------------------------------
ENStar                  270,000         9.9 years             $7.38
                         77,100         8.2 years             $9.00
                        -------
                        347,100
                        =======

Americable              150,000         9.3 years             $0.82
                        =======

Transition              304,250         9.2 years             $1.25
                        =======

     Had the Company or its operating subsidiaries elected to use the fair value method for valuing options granted, the pro forma effect on net income would have been an additional expense of $69,000, or 1 cent per share in 1997, and $73,000, or 2 cents per share in 1996. The impact on net income (loss) may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995.

     The following represents the weighted average fair value of options granted for the respective entities and the weighted average assumptions used in the Black-Scholes option pricing model:

[CAPTION]

                              ENStar          Americable         Transition
                           --------------------------------------------------
                           1997     1996     1997     1996     1997     1996
                           --------------------------------------------------
Fair value of
  options granted         $2.76    $3.89    $0.41    $0.52    $0.49    $0.48

Assumptions used:
  Dividends               $  --    $  --    $  --    $  --    $  --    $  --
  Volatility               49.6%    57.5%    70.0%    98.0%    49.0%    49.0%
  Risk-free interest rate   5.5%     5.5%     5.9%     5.9%     5.9%     5.9%
  Expected option term    3 years  3 years  3 years  3 years  3 years  3 years


                                   -F18-

                                ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- RELATED PARTY TRANSACTION

     At December 31, 1995, ENStar had an unsecured note receivable from North Star's majority shareholder and former chairman of the board of $257,872 which was paid in full during 1996.


NOTE 10 -- GEOGRAPHIC AREA AND BUSINESS SEGMENT INFORMATION

     The Company, through Transition, has sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
Revenues from unaffiliated customers in the
  United States..................................$48,288   $58,124   $49,668
  Europe.........................................  4,141     4,192     3,363
  Other..........................................  1,923     1,807     1,860
                                                 -------   -------   -------
                                                 $54,352    64,123   $54,891
                                                 =======   =======   =======



















                                     -F19-

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ENStar Inc.

     We have audited the accompanying consolidated balance sheets of ENStar Inc. (a Minnesota corporation) and subsidiaries, as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENStar Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule, when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 18, 1998







                                      -F20-

                                  ENSTAR INC.
*
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                              -----------------------
                                                            CHARGES
                                  BALANCE AT   CHARGED TO   TO OTHER                  BALANCE
                                   BEGINNING   COSTS AND    ACCOUNTS   DEDUCTIONS-   AT END OF
              DESCRIPTION          OF PERIOD    EXPENSES    DESCRIBE   DESCRIBE(1)    PERIOD
              -----------         ----------   ----------   --------   -----------   ---------
Allowance for Doubtful Accounts:
1995..............................       333          135         --          (68)         400
1996..............................       400          132         --          (92)         440
1997..............................       440          145         --         (171)         414

--------------------------
(1) Write off of accounts deemed uncollectible.


























                                      -F21-

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ ERNST & YOUNG LLP

Orange County, California
May 8, 1997














                                       -S1-

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                         Years Ended March 31
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
                              ==========================================




        See accompanying notes to consolidated financial statements.













                                          -S2-


                              CORVEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                           March 31
                                                ---------------------------
                                                        1996           1997
                                                ---------------------------

ASSETS
Current Assets
 Cash and cash equivalents                      $ 17,113,000   $ 15,665,000
Accounts receivable (less allowance
 for doubtful accounts of $1,268,000
 in 1996 and $1,686,000 in 1997)                  18,394,000     22,294,000
Prepaid taxes and expenses                           545,000        124,000
Deferred income taxes                              2,032,000      1,746,000
                                                ---------------------------
     Total current assets                         38,084,000     39,829,000
                                                ---------------------------
Property and equipment, net                       11,468,000     13,100,000

Other assets                                       4,432,000      5,895,000
                                                ---------------------------
                                                $ 53,984,000   $ 58,824,000
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable                      $  3,057,000   $  6,603,000
Accrued liabilities                                4,246,000      4,630,000
                                                ---------------------------
     Total current liabilities                     7,303,000     11,233,000
                                                ---------------------------
Deferred income taxes                              1,370,000      1,504,000
Commitments and Contingencies
Stockholders' Equity
Common Stock, $.0001 par value: 20,000,000
 shares authorized; 4,593,675 and 4,697,853
 shares issued and outstanding in 1996 and
 1997, respectively

Paid-in Capital                                   26,401,000     28,122,000

Treasury Stock, at cost (no shares in 1996,
 357,000 shares in 1997)                                 ---     (9,461,000)

Retained Earnings                                 18,910,000     27,426,000
                                                ---------------------------
     Total stockholders' equity                   45,311,000     46,087,000
                                                ---------------------------
                                                $ 53,984,000   $ 58,824,000
                                                ===========================

        See accompanying notes to consolidated financial statements.

                                   -S3-



                                         CORVEL CORPORATION

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years Ended March 31, 1995, 1996, and 1997

                                           Common
                                          stock and              Treasury                 Total
                            Common         paid in    Treasury    shares-    Retained  stockholders'
                         stock-shares      capital     shares      cost      earnings     equity
                         -----------------------------------------------------------------------------

Balance - March 31, 1994    4,071,195  $ 21,625,000        ---    $   ---  $ 5,700,000  $27,325,000

Stock issued under employee
 stock purchase plan           19,634       374,000        ---        ---          ---      374,000

Stock issued under employee
 stock option plan and
 related income tax benefits  147,421     2,170,000        ---        ---          ---    2,170,000

Net income                        ---           ---        ---        ---    5,885,000    5,885,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1995    4,238,250  $ 24,169,000        ---        ---  $11,585,000  $35,754,000
                         ----------------------------------------------------------------------------

Stock issued under employee
 stock purchase plan           18,384       444,000        ---        ---          ---      444,000

Stock issued under employee
 stock option plan and
 related income tax benefits,
 net of shares repurchased
 upon exercise                337,041     1,788,000        ---        ---          ---    1,788,000

Net income                        ---           ---        ---        ---    7,325,000    7,325,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1996    4,593,675  $ 26,401,000        ---        ---  $18,910,000  $45,311,000
                         ---------------------------------------------------------------------------

Stock issued under
 employee stock purchase
 plan                          23,039       536,000        ---         ---         ---      536,000

Stock issued under
 employee stock option
 plan and related income
 tax benefits                  81,139     1,185,000        ---          ---        ---    1,185,000

Purchase of Common Stock          ---           ---   (357,000)  (9,461,000)       ---   (9,461,000)

Net income                        ---           ---          ---        ---   8,516,000   8,516,000
                         ---------------------------------------------------------------------------
Balance - March 31, 1997    4,697,853  $ 28,122,000   (357,000) $(9,461,000)$27,426,000 $46,087,000
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




                See accompanying notes to consolidated financial statements.


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

     Long-Lived Assets: The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

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



                                        -S8-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)

NOTE D - Income Taxes


     The income tax provision consists of the following for the three years ended March 31:
                                  1995             1996              1997
                              ----------------------------------------------
Current - Federal             $ 3,172,000       $ 4,045,000      $ 4,212,000
Current - State                   634,000           718,000          588,000
Utilization of net
 operating loss                  (538,000)              ---              ---
                              ----------------------------------------------
                                3,268,000         4,763,000        4,800,000
                              ----------------------------------------------

Deferred - Federal                (37,000)         (102,000)         368,000
Deferred - State                   (7,000)           23,000           52,000
                              ----------------------------------------------
                                  (44,000)          (79,000)         420,000
                              ----------------------------------------------

Utilization of net
 operating loss carryovers        538,000               ---              ---
                              ----------------------------------------------

                              $ 3,762,000       $ 4,684,000      $ 5,220,000
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
                                                ============================






                                          -S10-

                             CorVel Corporation
             Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)

NOTE E - Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting of its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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


Summarized information for all of the stock options follows:

                              ------------------------------------------
                                      1995           1996           1997
                              ------------------------------------------

Options outstanding at the
 beginning of the year             903,867        827,018        423,411
Options granted                     88,850         81,300        126,450
Options exercised                 (147,421)      (468,572)       (81,139)
Options canceled                   (18,278)       (16,335)       (12,890)
                              ------------------------------------------
Options outstanding at the
 end of the year                   827,018        423,411        455,832
                              ==========================================

During the year
 Weighted average price of
  options granted                 $  22.26       $  25.19       $  28.48
 Weighted average price of
  options exercised               $   4.36       $   2.54       $  11.71
 Weighted average price of
  options cancelled               $  15.25       $  18.40       $  22.80

At the end of the year:
Price range of
  outstanding options               $.0001-        $.0001-        $.0001-
                                    $26.50         $31.50         $31.50
Weighted average price
  per share                         $ 7.38         $15.73         $19.77
Options available for
 future grants                     266,988        202,444        288,884
Exercisable options                622,348        242,575        244,881

                                   -S11-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                (Continued)


NOTE E - Stock Option Plans (continued)


     The following table summarizes the status of fixed stock options outstanding and exercisable at March 31, 1997:

                                          Outstanding                Exercisable
                               Weighted     Options-                  Options-
                                Average     Weighted                  Weighted
                               Remaining    Average     Number of     Average
    Range of      Number of   Contractual   Exercise    Exercisable   Exercise
Exercise Prices    Options       Life        Price       Options       Price
- ----------------------------------------------------------------------------
 $.0001-$.0001      60,000     .76 years    $.0001        60,000      $.0001
 10.75 - 15.00      71,640     .81 years     12.67        69,859       12.72
 17.00 - 23.00     148,002    2.70 years     21.07        95,299       20.88
 25.50 - 31.50     176,190    5.11 years     28.33        19,723       27.79
                  ----------------------------------------------------------
                   455,832    3.08 years    $19.77       244,881      $13.99
                  ==========================================================


     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, pro forma net income would have been reduced to $7,251,000 and $8,315,000 from $7,325,000 and $8,516,000 for the years ended March 31, 1996 and 1997, respectively.
Pro forma earnings per share would have been reduced to $1.55 and $1.77 from $1.57 and $1.82 for the years ended March 31, 1996 and 1997, respectively.

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


                                          -S12-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE E - Stock Option Plans (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Because SFAS 123 is applicable only to the Company's options granted subsequent to April 1, 1995, its pro forma effect will not be fully reflected until 1999. The aforementioned results are not likely to be representative of the effects of applying SFAS 123 on reported net income for future years as these amounts reflect the expense for only one or two years of vesting.

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


                                  -S14-

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1997
                                 (Continued)


NOTE I - Savings Plan

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in
the plan.   Contributions are made annually primarily at the discretion of the
Company's Board of Directors. Contributions of $157,000, $50,000, and $135,000 were charged to operations for the years ended March 31, 1995, 1996, and 1997, respectively.

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


















PAGE>

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

















                                           -S16-













                                              Schedule II

                                          CORVEL CORPORATION

                                  VALUATION AND QUALIFYING ACCOUNTS


                                 Balance at   Charged to               Balance at
                                 Beginning    Costs and                 End of
                                  of Year     Expenses     Deductions     Year
                                 ------------------------------------------------
Allowance for doubtful accounts:

Year ended March 31, 1997:       $1,268,000   $1,763,000  $(1,345,000) $1,686,000

Year ended March 31, 1996:          825,000      500,000      (57,000)  1,268,000

Year ended March 31, 1995:          725,000      100,000          ---     825,000


















                                                  -S17-