Form 10-Q
period 1998-03-31
ENSTAR INC
filed 1998-05-15
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended March 31, 1998


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

At May 8, 1998, 3,235,356 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           ENStar Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                                March 31,         December 31,
                                                  1998               1997
                                             --------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                  $    13,179         $    12,609
  Accounts receivable, net                         7,697               7,086
  Inventories                                      4,628               5,145
  Prepaid expenses and other current assets          240                 316
                                             --------------------------------

    Total current assets                          25,744              25,156

Property and equipment, net                        2,145               2,164
Investment in unconsolidated subsidiary           11,405              11,170
Goodwill, net                                      4,604               4,642
Other assets                                         172                 183
                                             --------------------------------
                                             $    44,070         $    43,315
                                             ================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable to bank                      $     2,958         $     2,688
  Current portion of long-term debt                1,388                 165
  Accounts payable                                 4,396               4,200
  Accrued expenses                                 5,505               5,165
                                             --------------------------------
    Total current liabilities                     14,247              12,210

Long-term debt, net of current maturities         16,452              16,168
Commitments and contingencies                        ---                 ---

Shareholders' Equity
  Common stock, $.01 par value 1,000,000,000
    shares authorized, issued and outstanding
    3,266,989 shares in 1998 and 1997                 33                  33
  Additional paid-in-capital                      16,707              16,961
  Retained deficit                                (3,369)             (2,057)
                                             --------------------------------
    Total shareholders' equity                    13,371              14,937
                                             --------------------------------
                                             $    44,070         $    43,315
                                             ================================


See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                              -------------------------------
                                                  1998                  1997
                                              -------------------------------
Revenues                                      $  14,131             $  11,932
Operating and product costs                      10,347                 8,363
                                              -------------------------------
  Gross profit                                    3,784                 3,569

Selling, general,
  and administrative expenses                     5,158                 4,826
                                              -------------------------------
  Operating loss                                 (1,374)               (1,257)

Interest expense, net                              (283)                  (84)
                                              -------------------------------

Loss before income taxes
  and equity in earnings of
  unconsolidated subsidiary                      (1,657)               (1,341)

Income tax provision (benefit)                      ---                  (450)
                                              -------------------------------

Loss before equity in earnings
  of unconsolidated subsidiary                   (1,657)                 (891)

Equity in earnings of
  unconsolidated subsidiary                         345                   309
                                              -------------------------------

Net loss                                      $  (1,312)            $    (582)
                                              ===============================

Basic and diluted loss per share              $    (.40)            $    (.18)
                                              ===============================

Weighted average shares
  outstanding                                 3,266,989             3,304,279
                                              ===============================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, (Unaudited)
                                 (In thousands)

                                                  1998                  1997
                                             -------------------------------
Net cash provided by (used in)
  operating activities                       $    (934)             $    322

Cash flows from investing activities
  Capital expenditures                            (292)                 (232)
  Other                                             11                   (72)
                                             --------------------------------


Net cash used in investing activities             (281)                 (304)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                   1,514                 2,187
  Payments on long-term debt                        (7)                   (7)
  Proceeds from notes payable                   15,095                14,039
  Payments on notes payable                    (14,817)              (13,914)
  Additional capital invested
    (constructive dividends)                       ---                (1,280)
                                             --------------------------------

Net cash provided by financing
  activities                                     1,785                 1,025
                                             --------------------------------

Net increase in cash and
  cash equivalents                                 570                 1,043

Cash and cash equivalents
  at beginning of period                        12,609                   824
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  13,179            $    1,867
                                           ==================================





See accompanying notes to condensed consolidated financial statements.

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Business --

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

     Americable is a provider of premise wiring, connectivity products, and low-end networking electronics and represents approximately 20% of the Company's consolidated sales. Enstar Networking is a network integrator that provides services to design, build, maintain, and protect corporate network infrastructures, and accounts for approximately 50% of the Company's sales. Transition designs, manufactures and markets connectivity devices and network applications, and accounts for approximately 30% of sales. CorVel is a health care services company. At March 31, 1998 and December 31, 1997, the Company's ownership interest in CorVel was approximately 25% and 24%, respectively. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

2.   Principals of Consolidation and Basis of Presentation --

     PRINCIPALS OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared by ENStar without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Results for the three months ended March 31 may not necessarily be indicative of the results to be expected for the full year.

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At March 31, 1998, ENStar owned 1,025,000 shares, or an approximate 25% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the three month period ended March 31, 1998 (in thousands):

         Current assets                      $    34,922
         Noncurrent assets                        23,824
         Current liabilities                      11,080
         Noncurrent liabilities                    1,789
         Revenues                                 37,444
         Gross profit                              6,619
         Net income                                2,406

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and was reflected as a dividend to North Star during the period ended March 31, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately $340,000, additional paid-in capital by $204,000, and deferred income taxes by $136,000 during the period ended March 31, 1998. At March 31, 1998, the value of the Company's investment in CorVel, based on the closing market price, was approximately $40.7 million.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                               March 31,          December 31,
                                                 1998                  1997
                                             --------------------------------
         Finished goods                      $  3,448              $  3,934
         Purchased parts                        1,180                 1,211
                                             --------------------------------
                                             $  4,628              $  5,145
                                             --------------------------------
                                             --------------------------------

5.   Net Loss Per Share --

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year income (loss) per share data have been restated to conform to the provisions of SFAS 128.

     The Company's basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of outstanding common shares, as all common share equivalents relating to stock options were antidilutive during the periods presented. Options to purchase 348,250 and 78,250 shares of common stock with weighted average exercise prices of $7.74 and $9.00 were outstanding during the three months ended March 31, 1998 and 1997, but were excluded from the computation of common share equivalents because they were antidilutive.

6.   New Accounting Pronouncements --

     On January 1, 1998, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive Income."   Comprehensive
income includes certain changes in equity that are excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to disclose financial and other information about its business segments as part of their consolidated financial statements. The Company will include the required business segment disclosures in its 1998 annual report.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At March 31, 1998, the deferred tax liability includes a cumulative tax effect of approximately $4.3 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax benefit has been recorded in the current period due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.

8.   Contingencies --

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

9.   Use of Estimates --

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

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the financial condition and results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance under the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Enstar Networking's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the merger of North Star and Michael Foods. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable, Enstar Networking and Transition. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the symbol CRVL.

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

     During 1997, Enstar Networking made significant investments in new sales, consulting, engineering and technical personnel as part of its effort to build a network services organization. As part of this strategy, Enstar Networking has shifted its focus from historical commodity-based networking and connectivity hardware sales towards more service oriented solutions. As part of this change, the company has experienced an increase in operating expenses resulting in operating losses in 1997 and the first quarter of 1998. Enstar Networking expects to incur an operating loss for the remainder of 1998 as it continues to build its network service and security consulting practice.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     The following are unaudited summarized operating results for each of the Company's continuing operations for the three months ended March 31 (in thousands):

                                                    1998            1997
                                                -------------------------
Revenues
    Americable                                  $   3,888       $   3,858
    Enstar Networking                               6,372           5,379
    Transition                                      4,699           3,875
    Eliminations                                     (828)         (1,180)
                                                -------------------------
                                                $  14,131       $  11,932
                                                =========================

Gross Profit
    Americable                                  $     778       $     854
    Enstar Networking                               1,204           1,192
    Transition                                      1,802           1,523
                                                -------------------------
                                                $   3,784       $   3,569
                                                =========================

Selling, General and Administrative Expenses
    Americable                                  $     940       $     827
    Enstar Networking                               1,996           1,927
    Transition                                      1,987           1,716
    Corporate                                         235             356
                                                -------------------------
                                                $   5,158       $   4,826
                                                =========================

Operating Income (Loss)
    Americable                                  $    (162)      $      27
    Enstar Networking                                (792)           (735)
    Transition                                       (185)           (193)
    Corporate                                        (235)           (356)
                                                -------------------------
                                                $  (1,374)      $  (1,257)
                                                =========================

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 vs. THREE MONTHS ENDED MARCH 31, 1997

     Consolidated revenues increased $2.2 million or 18.4%, to $14.1 million from $11.9 million in 1997.

     Revenues at Americable were $3.9 million, relatively unchanged between periods. Increased sales of fiber optic cable assemblies and networking products were offset by lower demand of cable and other connectivity products in the quarter.

     Revenues at Enstar Networking increased approximately $1 million, or 18.5%, to $6.4 million. This includes increased sales of networking and network security products of approximately $1.3 million and $230,000 of higher network and security integration service revenues, due primarily to higher demand. Offsetting these increases was approximately $570,000 of lower structured wiring services and products due to lower demand in certain regional locations. Enstar Networking expects that its sales volume of networking products will continue to decrease as it focuses its sales and marketing efforts on developing and expanding its service offerings.

     Revenues at Transition increased $824,000, or 21.3%, to $4.7 million.
Sales of Transition's media and rate conversion products increased approximately $1.3 million, or 67%, to $3.2 million, reflecting additional revenues from new products and product enhancements introduced during 1997 and 1998. Sales from new product introductions and enhancements accounted for approximately 5% of net sales for 1998 versus 2% for 1997. Sales of supporting LAN products decreased approximately $550,000, or 27%, to $1.5 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers increased approximately $420,000, or 17%, to $2.9 million. Sales to international customers increased approximately $400,000, or 29%, to $1.8 million.

     Sales to international customers accounted for approximately 38% and 36% of net sales in 1998 and 1997, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Consolidated gross profit, as a percent of revenues, decreased to 26.8% in 1998 as compared to 29.9% in 1997. Margins at Transition decreased to 38.3% from 39.3% due to ongoing price compression within certain markets in which the company operates. Decreased margins at Americable, from 22.1% to 20%, are primarily due to unfavorable labor variances resulting from the expansion of its fiber optic manufacturing operation. Margins at Enstar Networking decreased to 18.9% from 22.2% primarily due to increased competition for structured wiring and network hardware products. ENStar expects its gross profit margins to continue to decline in 1998 due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's selling, general and administrative expenses increased approximately $330,000, or 6.9%, to $5.2 million from $4.8 million in 1997. Operating expenses at Americable were approximately $940,000, relatively unchanged between periods. Enstar Networking's operating expenses increased slightly to approximately $2 million from $1.9 million in 1997. This includes approximately $230,000 of increased salaries, benefits, training and other related expenses due to the addition of new sales and network security consulting personnel. Transition had increased operating expenses of approximately $270,000, or 16%, which reflects the addition of a European sales facility and related personnel. Enstar's research and development expenses (incurred exclusively within Transition) were approximately $387,000 and $431,000 for 1998 and 1997, respectively. The decrease in corporate expenses reflects severance related costs in 1997 associated with a former executive of Americable.

     Net interest expense increased $199,000 to $283,000 from $84,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 reflects ENStar's estimated effective annual tax rate. No tax benefit has been recorded in the current period due to the Company's recording an additional valuation allowance against a net deferred tax asset generated in the period. See Note 6 to Condensed Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $36,000 to approximately $345,000, which is a result of higher earnings at CorVel.
CorVel's net earnings for the three months ended March 31, 1998 were approximately $2.4 million, an increase of approximately $200,000 or 9% from the previous year. Further information with respect to the results of operations of

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash used in operations was $934,000 for the three months ended March 31, 1998, versus cash provided by operations of $322,000 in 1997.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $1.5 million represent sales of debentures under this program. At March 31, 1998, the Company had $17.6 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 9.64%.

     Americable and Transition maintain revolving line of credit facilities with their principal bank to provide borrowings up to $4 million, respectively, due in June 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5% at March 31, 1998). At March 31, 1998, there were aggregate outstanding borrowings of approximately $3 million and approximately $2.5 million of available borrowings under these credit facilities. At March 31, 1998, both companies were in compliance or had obtained the necessary waivers from its bank to waive its compliance with certain financial covenants under the terms of its credit agreement. Under the terms of the credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable (including Enstar Networking) incurs pretax losses in excess of specified levels.

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


     At March 31, 1998, ENStar provided an aggregate of $580,000 in cash to Americable and Enstar Networking pursuant to the terms of the amended credit agreement. Additional cash investments from ENStar are expected in 1998 to fund anticipated operating losses and capital expenditures.

CAPITAL RESOURCES AND LIQUIDITY (Continued)

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company plans to repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. At May 8, 1998, approximately 31,600 shares had been repurchased.

     ENStar expects to be able to fund its working capital and capital expenditure along with any repurchase of common stock for 1998 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At May 8, 1998, ENStar had approximately $12.5 million of cash and cash equivalents, excluding cash of its operating subsidiaries. During 1998, ENStar's operating plans call for $1.7 million in capital expenditures.

                                   ENStar Inc.
                 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Company will include the required disclosures in its 1998 annual report on Form 10-K.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is being filed with this report on Form 10-Q.

              Exhibit 27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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




Date     May 15, 1998                      by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      May 15, 1998               by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)