Form 10-K405/A
period 1997-12-31
ENSTAR INC
filed 1998-06-30
CIK 1009515

============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K/A-1

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

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO [ ].

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 20, 1998 WAS APPROXIMATELY $9.4 MILLION BASED ON THE LAST SALE PRICE FOR THE COMMON STOCK AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM ON THAT DATE.

     AT JUNE 20, 1998, 3,266,989 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

     DOCUMENT INCORPORATED                                PART OF FORM 10-K
     ---------------------                                -----------------
     PROXY STATEMENT FOR 1998 ANNUAL MEETING           ITEMS 10, 11, 12 AND 13
     OF SHAREHOLDERS

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

     - Develop and market a service offering which provides network monitoring capabilities to customers looking to outsource the management of its LAN/WAN. Through the company's existing Technical Assistance Center
       (TAC) and staff of system engineers, it can provide remote network monitoring, remote security management and network administration.

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

PRODUCTS AND SERVICES

     Americable. The following is a summary of Americable's sales by principal product group for 1997:

                                          As a Percent of Sales
                                          ---------------------
          Networking Products                      28%
          Cable Assemblies                         38%
          Bulk Cable                               14%
          Other Connectivity Products              20%


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

     Enstar Networking. The following is a summary of the company's revenues by principal business unit for 1997:

                                            Percent of Revenues
                                            -------------------
          Security Integration Group
               Products and Consulting              5%

          Network Integration Services
               Products                            49%
               Services                             3%

          Structured Wiring Services
               Products                            29%
        Installation and Consulting         14%


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

     Remote Network Management and Monitoring - Beginning in 1998, Enstar Networking plans to introduce a line of services which will provide network monitoring capabilities to customers looking to outsource the management of its LAN/WAN. Through the TAC and staff of system engineers we can provide network monitoring, router configuration, network traffic analysis, and network administration.

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

     The following is a summary of sales by product group for 1997:

                                        Percent Of Sales
                                        ----------------
          Media Conversion                   54%
          Rate Conversion                     1% (new in 1997)
          Transport Conversion                0% (new in 1998)
          Supporting Products                45%


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

     In connection with the Reorganization Transactions, ENStar agreed to indemnify Michael and any subsidiaries of Michael against certain liabilities including: (i) all liabilities (other than the liabilities assumed by Michael) of NSU or any NSU subsidiary, arising out of: (a) the liabilities transferred to ENStar by NSU and (b) the transactions contemplated by the agreement governing the Distribution (the "Distribution"), including the Distribution and any taxes resulting from the Distribution; (ii) all liabilities arising from any claim made by any shareholder of ENStar or by any shareholder or former shareholder of NSU prior to the Effective Date relating to any act or omission of NSU on or prior to the Effective Date in connection with the Reorganization Transactions;
(iii) all liabilities assumed by ENStar relating to the employee benefit plans of NSU; (iv) any breach of the Distribution Agreement by ENStar; and (v damages, costs, and expenses including attorney's fees incurred in defending and settling claims for such liabilities.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


          Name                  Age      Position
          --------------------------------------------------------------------
          Jeffrey J. Michael     41      President and Chief Executive Officer
          Peter E. Flynn         38      Executive Vice President
          Thomas S. Wargolet     34      Chief Financial Officer and Secretary
          C. S. Mondelli         47      President and Chief Executive Officer,
                                         Transition
          Ronald D. Newman       33      President and Chief Operating Officer,
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

     Mr. Peter E. Flynn has served as Executive Vice President of the Company since March 1996. In addition, Mr. Flynn has served as President of Americable since June 1997. Prior to such time, Mr. Flynn served as Executive Vice President, Chief Financial Officer and Secretary of NSU. Prior to joining NSU in 1989, Mr. Flynn was an Audit Manager with Arthur Andersen & Co. Mr. Flynn also serves as a director of CorVel.

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

     None.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ENStar Inc.'s common stock began trading on the Nasdaq National Market under the symbol ENSR effective March 3, 1997. The following stock prices were obtained from Nasdaq reports:

                                        Low        High
                                        ---        ----
          1997 (By Quarter)
          -----------------

          First                         $6          $9
          Second                         4 3/4       6 1/2
          Third                          6           9 3/8
          Fourth                         7 3/8       9


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

ITEM 6. SELECTED FINANCIAL DATA.


Consolidated Statement Of Operations Data
(In Thousands, Except Per Share Amounts)

                                              Years ended December 31,
                                    --------------------------------------------
                                       1997     1996     1995     1994     1993
                                    --------------------------------------------
Revenues                            $54,352  $64,123  $54,891  $47,193  $46,756
Operating income (loss)              (4,979)     (53)   1,033     (702)  (1,978)
Interest expense, net                  (809)    (204)    (247)    (348)    (361)
Income (loss) before income taxes
 and equity in earnings of
 unconsolidated subsidiary           (5,788)    (257)     786   (1,050)  (2,339)
Net income (loss)                    (2,261)   1,072    1,572      286   (1,524)
                                    ===========================================

Basic and diluted net income
 (loss) per share(1)                $ (0.69) $  0.32  $  0.49  $  0.09  $ (0.48)
                                    ===========================================

Weighted average common and common
 equivalent shares outstanding(1)     3,289    3,309    3,217    3,235    3,146

Consolidated Balance Sheet Data (End Of Period)

Total assets                        $43,315  $36,015  $35,251  $32,243  $30,222
Long-term debt, including
 current maturities                  16,333    1,178    1,246    3,607    3,443
Shareholders' equity                 12,405   20,947   19,694   18,176   17,035

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

     The following are summarized operating results for ENStar's operating subsidiaries for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 1997         1996         1995
                                              ----------------------------------
Revenues
  Americable                                  $11,656      $11,343      $11,458
  Enstar Networking                            26,976       37,324       30,702
  Transition                                   17,176       17,055       14,266
  Eliminations                                 (1,456)      (1,599)      (1,535)
                                              ---------------------------------
                                              $54,352      $64,123      $54,891
                                              =================================

Gross Profit
  Americable                                  $ 2,758      $ 2,761      $ 3,131
  Enstar Networking                             5,759        8,239        6,848
  Transition                                    6,713        5,837        5,387
                                              ---------------------------------
                                              $15,230      $16,837      $15,366
                                              =================================

Selling, General and Administrative Expenses
  Americable                                  $ 3,357      $ 2,823      $ 2,575
  Enstar Networking                             8,621        7,006        6,239
  Transition                                    6,926        5,934        4,465
  Allocable corporate expenses                  1,305        1,127        1,054
                                              ---------------------------------
                                              $20,209      $16,890      $14,333
                                              =================================

Operating Income (Loss)
  Americable                                  $  (599)     $   (62)     $   556
  Enstar Networking                            (2,862)       1,233          609
  Transition                                     (213)         (97)         922
  Allocable corporate expenses                 (1,305)      (1,127)      (1,054)
                                              ---------------------------------
                                              $(4,979)     $   (53)     $ 1,033
                                              =================================


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


                                    First       Second       Third       Fourth
                                  ---------------------------------------------
                                              (Unaudited, In Thousands,
                                              Except Per Share Amounts)
1997
Revenues                          $11,932      $13,392     $15,990      $13,038
Gross profit                        3,569        3,802       4,226        3,633
Interest expense, net                 (84)        (190)       (248)        (287)
     Net loss                        (582)        (602)       (356)        (721)
                                  =============================================

     Basic and diluted
      loss per share              $  (.18)     $  (.18)    $  (.11)     $  (.22)
                                  =============================================

1996
Revenues                          $15,362      $16,431     $17,358      $14,972
Gross profit                        4,162        4,128       4,714        3,833
Interest expense, net                 (66)         (74)        (51)         (13)
     Net income                       417          185         451           19
                                  =============================================

     Basic and diluted
      income per share            $   .13      $   .05     $   .14      $    --
                                  =============================================


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Consolidated Financial Statements

       ENStar Inc.
          Consolidated Statements of Operations                           F-2
          Consolidated Balance Sheets                                     F-3
          Consolidated Statements of Shareholders' Equity                 F-4
          Consolidated Statements of Cash Flows                           F-5
          Notes to Consolidated Financial Statements              F-6 to F-18
          Report of Independent Certified Public Accountants             F-19
          Schedule II -- Valuation and Qualifying Accounts               F-20

2.     Consolidated Financial Statement Schedules

       (i)CorVel Corporation
          Report of Independent Auditors                                  S-1
          Consolidated Statements of Income                               S-2
          Consolidated Balance Sheets                                     S-3
          Consolidated Statements of Stockholders' Equity                 S-4
          Consolidated Statements of Cash Flows                           S-6
          Notes to Consolidated Financial Statements              S-7 to S-17
          Schedule II -- Valuation and Qualifying Accounts               S-18


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


3.  EXHIBITS

     2.1 Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc. and NSU
           Merger Co. (filed as Exhibit 2 to the Company's Registration
           Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request)).
     2.2 Subscription Agreement for the purchase of Debentures (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1,
           Registration No. 333-24007 and incorporated herein by refererce).
     3.1   Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
           Company's Registration Statement on Form S-4, Registration No.
           333-1925 and incorporated herein by reference).
     3.2   Bylaws of the Company (filed as Exhibit 3.2 to the Company's
           Registration Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference).
     4.1 Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No.
           333-24007 and incorporated herein by reference).
     4.2 Form of Supplemental Indenture to the Indenture, dated as of November 7, 1996 between the Company and National City Bank of
           Minneapolis, as Trustee (filed as Exhibit 4.2 to the Company's
           Registration Statement on Form S-1, Registration No. 333-24007 and incorporated herein by reference).
   +10.1   1996 Stock Incentive Plan, including forms of option agreements
           (filed as Exhibit 10.1 to the Company's Registration Statement on
           Form S-4, Registration No. 333-1925, and incorporated herein by reference).
    10.2 Amended and Restated Loan and Security Agreement, dated June 1, 1993, among Americable, Inc., Transition Networks, Inc., Cable Distribution
           Systems, Inc., and First Bank National Association (filed as Exhibit
           10.31 to the Quarterly Report on Form 10-Q of North Star Universal,
           Inc. for the quarter ended June 30, 1993, and incorporated herein by reference).
    10.3   First Amendment to the Amended and Restated Loan and Security
           Agreement, dated November 29, 1993, among Americable, Inc.,
           Transition Networks, Inc., Cable Distribution Systems, Inc., and
           First Bank National Association (filed as Exhibit 10.26 to the Annual
           Report on Form 10-K of North Star Universal, Inc. for the year ended
           December 31, 1994, and incorporated herein by reference).
    10.4   Waiver and Second Amendment to the Amended and Restated Loan and
           Security Agreement, dated March 3, 1995, among Americable, Inc.,
           Transition Networks, Inc., Cable Distribution Systems, Inc., and
           First Bank National Association (filed as Exhibit 10.27 to the
           Annual Report on Form 10-K of North Star Universal, Inc. for the year ended December 31, 1994, and incorporated herein by reference).


                                       -32-








     10.5  Amendment to Supplement A to Amended and Restated Loan and Security
           Agreement, dated as of June 1, 1993, among Americable, Inc.,
           Transition Networks, Inc., Cable Distribution Systems, Inc., and
           First Bank National Association (filed as Exhibit 10.28 to the Annual
           Report on Form 10-K of North Star Universal, Inc. for the year ended
           December 31, 1993 and incorporated herein by reference).
     10.6  Sixth Amendment to the Amended and Restated Loan and Security
           Agreement, dated August 9, 1995, among Americable, Inc., Transition
           Networks, Inc., Cable Distribution Systems, Inc., and First Bank
           National Association, amending the terms of the Amended and Restated
           Loan and Security Agreement (filed as Exhibit 10.1 to the Quarterly
           Report on Form 10-Q of North Star Universal, Inc. for the quarter ended June 30, 1996, and incorporated herein by reference).
     10.7  Lease Agreement dated June 13, 1995 between Transition and West Life
           Annuity Insurance Company for lease of premises at 6475 City West
           Parkway, Eden Prairie, Minnesota (filed as Exhibit 10.11 to the
           Company's Registration Statement on Form S-4, Registration No.
           333-1925, and incorporated herein by reference).
     10.8  Lease Agreement dated February 21, 1989 between Americable, Inc.
           and Ryan/Flying Cloud Associates Limited Partnership, including amendments thereto, for the lease of premises at 7450 Flying Cloud
           Drive, Eden Prairie, Minnesota (filed as Exhibit 10.12 to the
           Company's Registration Statement on Form S-4, Registration No.
           333-1925, and incorporated herein by reference).
     10.9  Distribution Agreement between North Star Universal, Inc., and the
           Company (filed as Exhibit C to Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc., and NSU Merger Co., which agreement was filed as Exhibit 2 to the Company's Registration Statement on Form
           S-4, Registration No. 333-1925, and incorporated herein by reference).
     10.10 Commercial Lease Agreement between Americable, Inc. and LaSalle
           National Trust (filed as Exhibit 10.4 to the Quarterly Report on form 10-Q of North Star Universal, Inc., for the quarter ended
           September 30, 1996 and incorporated herein by reference).
     10.11 Commercial Lease Agreement between Americable, Inc. and Petroleum,
           Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of North Star Universal, Inc. for the quarter ended June 30, 1996 and incorporated herein by reference).
     10.12 Separation and General Release, dated February 17, 1997, between
           Americable, Inc. and Gary L. Eizenga (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1996 and incorporated herein by referenced).
    +10.13 Americable, Inc. 1996 Stock Option Plan (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No.
           333-24007 and incorporated herein by reference).
    +10.14 Transition Networks, Inc. 1996 Stock Option Plan (filed as Exhibit
           10.10 to the Company's Registration Statement on Form S-1,
           Registration No. 333-24007 and incorporated herein by reference).




                                      -33-








     10.15 First Amendment to Loan and Security Agreement, dated May 29, 1997, among Transition Networks, Inc. and First Bank National Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
     10.16 Seventh Amendment to the Amended and Restated Loan and Security
           Agreement, dated May 29, 1997, among Americable, Inc., Cable
           Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security
           Agreement dated August 9, 1996 (filed as Exhibit 10.10 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1997 and incorporated herein by reference).
     10.17 Second Amendment to Loan and Security Agreement, dated September 30,
           1997, among Transition Networks, Inc., and First Bank National
           Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as exhibit 10.11 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1997 and incorporated herein by reference).
     10.18 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 1997, among Americable, Inc., Cable Distribution
           Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
           August 9, 1996 (filed as Exhibit 10.12 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).
     10.19 Assumption Agreement And Ninth Amendment to the Amended and Restated
           Loan and Security Agreement and Waiver dated as of March 5, 1998, among Americable, Inc., Cable Distribution Systems, Inc., Enstar
           Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated September 30, 1997 (previously filed as Exhibit 10.13 to the
           Company's Annual Report on Form 10-K for the year ended December
           31, 1997).
     10.20 Third Amendment to Loan and Security Agreement and Waiver, dated
           March 27, 1998, among Transition Networks, Inc., and U.S. Bank
           National Association, amending the terms of the Amended and Restated
           Loan and Security Agreement and Waiver dated September 30, 1997
           (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
     21.1 Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1997).
     23.1  Consent of independent auditors, Ernst & Young LLP.
     23.2 Consent of Grant Thornton LLP as independent public accountants of ENStar Inc.







                                     -34-








     27.1  Financial Data Schedule Company (previously filed as Exhibit 27.1 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1997).
     99.1  Cautionary Statement Regarding Forward Looking Statements (previously filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for
           the year ended December 31, 1997).
 .
--------------------------
   + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item
     601(b)(10)(iii)(A) of Regulation S-K.
  (b)Reports on Form 8-K. None.
  (c)See the Exhibits set forth above.
  (d)See the Financial Statement Schedules of the Company, and Subsidiaries
      Consolidated Financial Statements and the CorVel Corporation Financial
      Statement Schedule attached as a separate section of this Annual Report.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 30, 1998

                                    ENSTAR INC.

                                    By  /s/ JEFFREY J. MICHAEL
                                    ------------------------------
                                    Jeffrey J. Michael
                                    President and Chief Executive Officer

                                  ENSTAR INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS OF ENSTAR                 PAGE
               ------------------------------                 ----
Consolidated Statements of Operations for the three years
  ended December 31, 1997, 1996 and 1995....................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   F-3
Consolidated Statements of Shareholders' Equity for the
  three years ended December 31, 1997, 1996, and 1995.......   F-4
Consolidated Statements of Cash Flows for the year three
  years ended December 31, 1997, 1996, and 1995.............   F-5
Notes to Consolidated Financial Statements..................   F-6
Report of Independent Certified Public Accountants..........  F-19
Schedule II -- Valuation and Qualifying Accounts............  F-20


               FINANCIAL STATEMENTS OF CORVEL
               ------------------------------
Report of Independent Auditors..............................   S-1
Consolidated Statements of Income for the three years
  ended March 31, 1996, 1997, and 1998......................   S-2
Consolidated Balance Sheets as of March 31, 1997 and 1998...   S-3
Consolidated Statements of Stockholders' Equity for the
  three years ended March 31, 1996, 1997, and 1998..........   S-4
Consolidated Statements of Cash Flows for the three years
  ended March 31, 1996, 1997, and 1998......................   S-6
Notes to Consolidated Financial Statements..................   S-7
Schedule II -- Valuation and Qualifying Accounts............  S-18


                                     ENStar Inc.
                         Consolidated Statements of Operations
                        (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                                -------------------------------
                                                   1997        1996        1995
                                                -------------------------------
Revenues                                        $54,352     $64,123     $54,891
Operating and product costs                      39,122      47,286      39,525
                                                -------------------------------

Gross profit                                     15,230      16,837      15,366
Selling, general and administrative expenses     20,209      16,890      14,333
                                                -------------------------------

Operating income (loss)                          (4,979)        (53)      1,033
Interest expense, net                              (809)       (204)       (247)
                                                -------------------------------

Income (loss) before taxes and equity in
 earnings of unconsolidated subsidiary           (5,788)       (257)        786
Income tax provision (benefit)                   (2,178)        (25)        405
                                                -------------------------------

Income (loss) before equity in earnings
 of unconsolidated subsidiary                    (3,610)       (232)        381
Equity in earnings of
 unconsolidated subsidiary                        1,349       1,304       1,191
                                                -------------------------------

Net income (loss)                               $(2,261)    $ 1,072     $ 1,572
                                                ===============================

Basic and diluted net
 income (loss) per share                        $ (0.69)    $  0.32     $  0.49
                                                ===============================

Weighted average shares outstanding               3,289       3,309       3,217
                                                ===============================


The accompanying notes are an integral part of these consolidated statements.

                                      ENStar Inc.
                               Consolidated Balance Sheets
                                    (In thousands)


                                                    Years Ended December 31,
                                                    ------------------------
                                                         1997          1996
                                                    ------------------------
ASSETS
Current assets
   Cash and cash equivalents                          $12,609       $   824
   Accounts receivable, net of allowance for
    doubtful accounts ($414 in 1997 and
    $440 in 1996)                                       7,086         8,785
   Inventories                                          5,145         5,706
   Prepaid expenses and other                             316           481
                                                      ---------------------
      Total current assets                             25,156        15,796
   Property and equipment, net                          2,164         1,742
   Goodwill                                             4,642         4,801
   Investment in unconsolidated subsidiary             11,170        13,519
   Other                                                  183           157
                                                      ---------------------
                                                      $43,315       $36,015
                                                      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable to bank                              $ 2,680       $ 1,310
   Current maturities of long-term debt                   165            28
   Accounts payable                                     4,200         4,101
   Accrued expenses                                     5,165         4,830
                                                      ---------------------
      Total current liabilities                        12,210        10,269
Long-term debt, less current maturities                16,168         1,150
Deferred income taxes                                      --         3,649
Commitments and contingencies                              --            --
Shareholders' equity                                   14,937        20,947
                                                      ---------------------
                                                      $43,315       $36,015
                                                      =====================


The accompanying notes are an integral part of these consolidated statements.


                                             ENStar Inc.
                            Consolidated Statements of Shareholders' Equity
                             Years Ended December 31, 1997, 1996 and 1995
                                        (Dollars in thousands)

                             Common Stock
                         -------------------  Additional            Operating      Total
                            Shares             Paid-In    Retained     Unit     Shareholders'
                            Issued  Amount     Capital    Earnings    Equity       Equity
                         --------------------------------------------------------------------
Balance at
 January 1, 1995                --   $--       $    --    $    --    $ 18,176     $18,176
 Net income                     --    --            --         --       1,572       1,572
 Effect of equity
  transactions of
  unconsolidated
  subsidiary                    --    --            --         --          42          42
 Constructive dividend          --    --            --         --         (96)        (96)
                         ----------------------------------------------------------------

Balance at
 December 31, 1995              --    --            --         --      19,694      19,694
 Net income                     --    --            --         --         868         868
 Effect of equity
  transactions of
  unconsolidated
  subsidiary                    --    --            --         --         (45)        (45)
 Constructive dividend          --    --            --         --        (309)       (309)
                         ----------------------------------------------------------------

Balance at
 November 6, 1996               --    --            --         --      20,208      20,208
 Contribution of common
  stock of Americable,
  Transition and CorVel
  to ENStar Inc. by
  North Star Universal,
  Inc. (NSU)                    --    --        20,208         --     (20,208)         --
 Additional capital
  invested                      --    --           660         --          --         660
 Net income from
  November 7, 1996 through
  December 31, 1996             --    --            --        204          --         204
 Effect of equity
  transactions of
  unconsolidated
  subsidiary                    --    --          (125)        --          --        (125)
 Issuance of shares
  of ENStar common
  stock to shareholders
  in February 1997       3,304,279    33           (33)        --          --          --
                         ----------------------------------------------------------------
Balance at
 December 31, 1996       3,304,279    33        20,710        204          --      20,947
                         ----------------------------------------------------------------
 Net loss                       --    --            --     (2,261)         --      (2,261)
 Effect of equity
  transactions of
  unconsolidated
  subsidiary                    --    --        (1,434)        --          --      (1,434)
 Constructive dividend
  to NSU                        --    --        (2,082)        --          --      (2,082)
 Purchase of
  common stock             (37,290)   --          (233)        --          --        (233)
                         ----------------------------------------------------------------
Balance at
 December 31, 1997       3,266,989   $33       $16,961    $(2,057)   $     --     $14,937
                         ================================================================
The accompanying notes are an integral part of these consolidated statements.


                                    ENStar Inc.
                        Consolidated Statements of Cash Flows
                                   (In thousands)

                                                     Years Ended December 31,
                                                 -------------------------------
                                                      1997       1996      1995
                                                 -------------------------------
Cash flows from operating activities
  Net income (loss)                                $(2,261)    $1,072    $1,572
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Equity in earnings of
    unconsolidated subsidiary                       (1,349)    (1,304)   (1,191)
   Depreciation and amortization                     1,145        940       837
   Deferred income taxes                            (2,187)       (25)     (465)
   Changes in operating assets and liabilities
     Accounts receivable                             1,699         (1)   (1,268)
     Inventories                                       561        925      (548)
     Accounts payable, accrued expenses and other      599     (1,679)    2,202
                                                 ------------------------------
  Net cash provided by (used in)
    operating activities                            (1,793)       (72)    1,139

Cash flows from investing activities
  Capital expenditures                              (1,408)    (1,070)     (543)
  Collections on notes receivable                       --        258     1,096
  Other                                                (26)      (226)       --
                                                 ------------------------------
  Net cash provided by (used in)
   investing activities                             (1,434)    (1,038)      553

Cash flows from financing activities
  Proceeds from long-term debt                      15,183         --        --
  Payments on long-term debt                           (28)        --        --
  Proceeds from notes payable                       62,687     69,017    56,073
  Payments on notes payable                        (61,317)   (68,712)  (57,497)
  Additional capital invested
   (constructive dividends)                         (1,280)     1,383       (96)
  Purchase of common stock                            (233)        --        --
                                                 ------------------------------
  Net cash provided by (used in)
   financing activities                             15,012      1,688    (1,520)

  Net increase in cash and cash equivalents         11,785        578       172
Cash and cash equivalents at beginning of year         824        246        74
                                                 ------------------------------
Cash and cash equivalents at end of year           $12,609   $    824  $    246
                                                 ==============================
Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
    Interest                                       $   986   $    225  $    247
    Taxes                                               69         --        --

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

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

     INVENTORIES Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. Inventories consist of the following (in thousands):

                                                    December 31,
                                                 -----------------
                                                    1997    1996
                                                 -----------------
     Finished goods                               $3,934  $3,285
     Purchased parts                               1,211   2,421
                                                  --------------
                                                  $5,145  $5,706
                                                  ==============

     PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Accelerated methods are used for income tax reporting. Property and equipment consist of the following (in thousands):

                                                    December 31,
                                                 -----------------
                                                    1997    1996
                                                 -----------------
     Leasehold improvements                       $  207  $  183
     Office and computer equipment                 4,857   3,490
                                                  --------------
                                                   5,064   3,673
     Less -- accumulated depreciation
      and amortization                             2,900   1,931
                                                  --------------
                                                  $2,164  $1,742
                                                  ==============

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

     ACCRUED EXPENSES Accrued expenses consist of the following (in thousands):

                                                    December 31,
                                                 -----------------
                                                    1997    1996
                                                 -----------------
     Payroll and related benefits                 $  867  $  701
     Insurance reserves                              544     968
     Business disposition obligations              1,974   2,000
     Other                                         1,780   1,161
                                                  --------------
                                                  $5,165  $4,830
                                                  ==============

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

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

     NET INCOME (LOSS) PER SHARE On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

     The Company's basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 78,600 shares of common stock with a weighted average exercise price of $8.97 were outstanding during 1997, but were excluded from the computation of common share equivalents because they were antidilutive.

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

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

NOTE 3 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's unconsolidated subsidiary consists of its investment in CorVel, a health care services company. CorVel has a fiscal year end of March
31. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the twelve month period ended December 31, 1997 (in thousands):

                                                         December 31,
                                                             1997
                                                         ------------
     Current assets                                        $ 36,764
     Total assets                                            58,859
     Current liabilities                                     12,360
     Noncurrent liabilities                                   1,459
     Revenues                                               135,958
     Gross profit                                            25,359
     Net income                                               9,256


     At December 31, 1997, shareholders' equity includes approximately $4.2 million of unremitted earnings related to the Company's investment in CorVel. At December 31, 1997, the fair value of the Company's investment in CorVel, based on the closing market price, was approximately $38.7 million.

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

     The carrying value of long-term debt, which approximates fair value, consists of (in thousands):

                                                    December 31,
                                                 -----------------
                                                    1997    1996
                                                 -----------------
     Subordinated debentures                     $16,127  $  945
     Other                                           206     233
                                                 ---------------
                                                  16,333   1,178
     Less current maturities                         165      28
                                                 ---------------
                                                 $16,168  $1,150
                                                 ===============

     During 1997, the Company registered with the Securities and Exchange Commission $25 million of debentures, of which $8,873,000 remained unissued at December 31, 1997. Subordinated debentures are unsecured and due in varying monthly installments beginning November 1998 through 2003 and had a weighted average interest rate of 9.62% at December 31, 1997.

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

     Aggregate minimum annual principal payments of long-term debt are as follows (in thousands):

                           Years Ending December 31,
                           -------------------------

     1998                                   $   165
     1999                                     4,778
     2000                                        89
     2001                                        95
     2002                                     5,768
     Thereafter                               5,438
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

                                          Years Ended December 31,
                                      --------------------------------
                                           1997        1996       1995
                                      --------------------------------
     Current
       Federal                          $    --      $   45     $  740
       State                                 --          91         30
                                        ------------------------------
                                             --          54        870

     Deferred
       Federal                           (1,899)        (69)      (405)
       State                               (279)        (10)       (60)
                                        ------------------------------
                                         (2,178)        (79)      (465)
                                        ------------------------------
                                        $(2,178)     $  (25)    $  405
                                        ==============================

                                      F-12

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

     The following is a reconciliation of income taxes at the federal statutory rate to the effective rate:

                                          Years Ended December 31,
                                      --------------------------------
                                           1997        1996       1995
                                      --------------------------------
     Federal statutory rate               (34.0)%     (34.0)%     34.0%
     State income taxes                    (4.8)        (.3)       8.9
     Goodwill amortization                   .9        21.1        7.0
     Other                                   .3         3.5        1.6
                                          ----------------------------
                                          (37.6)%      (9.7)%     51.5%
                                          ============================

     The tax effects of the cumulative temporary differences resulting in the net deferred tax liability are as follows (in thousands):

                                                  December 31,
                                               ------------------
                                                  1997       1996
                                               ------------------
     Investment in CorVel                      $(4,187)   $(5,072)
     Accrued expenses not
      deductible until paid                      1,921      1,956
     Net operating loss carryforwards            3,158         --
     Other                                        (510)      (533)
                                               ------------------
                                               $   382    $(3,649)
     Valuation allowance                          (382)        --
                                               ------------------
                                               $    --    $(3,649)
                                               ==================

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

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     LEASING COMMITMENTS The Company leases certain equipment and facilities under operating leases. The future aggregate minimum rental payments under such leases which expire at various dates through 2002 are as follows (in thousands):

                           Years Ending December 31,
                           -------------------------

     1998                                   $   691
     1999                                       673
     2000                                       480
     2001                                       307
     2002                                       126
     Thereafter                                  --
                                            -------
                                            $ 2,277
                                            =======

     Certain of the leases provide for payment of taxes and other expenses. Total rent expense on all leases including month-to-month leases for the years ended December 31 was $1,069,000 in 1997, $1,029,000 in 1996, and $939,000 in
1995.

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

     Option transactions under these plans since adoption are summarized as follows:

                            ENStar             Americable           Transition
                       ---------------------------------------------------------
                                Weighted            Weighted            Weighted
                         Number  average     Number  average     Number  average
                           of   exercise       of   exercise       of   exercise
                         shares   price      shares   price      shares   price
                       ---------------------------------------------------------
Outstanding at
 January 1, 1996            --  $    --         --   $    --        --   $    --
Granted                 77,100     9.00    345,000      0.82   298,500      1.25
                       ---------------------------------------------------------
Outstanding at
 December 31, 1996      77,100     9.00    345,000      0.82   298,500      1.25
Granted                270,000     7.38     45,000      0.82    70,000      1.25
Cancelled                   --       --   (240,000)     0.82   (64,250)     1.25
                       ----------------------------------------------------------
Outstanding at
 December 31, 1997     347,100  $  7.74    150,000   $  0.82   304,250   $  1.25
                       =========================================================
Options exercisable
 at December 31:
     1996                   --  $    --    101,000   $  0.82    16,100   $  1.25
                       =========================================================
     1997               19,275  $  9.00     40,000   $  0.82    60,850   $  1.25
                       =========================================================


                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

     The following table summarizes information concerning currently outstanding options:

                                  Options Outstanding

                                        Weighted average
                           Number           remaining          Weighted average
                         of shares      contractual life      and exercise price
                         -------------------------------------------------------
ENStar                     270,000             9.9 years               $  7.38
                            77,100             8.2 years               $  9.00
                         ---------
                           347,100
                         =========

Americable                 150,000             9.3 years               $  0.82
                         =========

Transition                 304,250             9.2 years               $  1.25
                         =========

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

     The following represents the weighted average fair value of options granted for the respective entities and the weighted average assumptions used in the Black-Scholes option pricing model:

                                   ENStar       Americable         Transition
                           ----------------------------------------------------
                             1997    1996      1997    1996       1997    1996
                           ----------------------------------------------------
Fair value of
 options granted           $ 2.76  $ 3.89    $ 0.41  $ 0.52     $ 0.49  $ 0.48

Assumptions used:
 Dividends                $   --  $   --     $   --  $   --     $   --  $   --
 Volatility                49.6%   57.5%       70.0%   98.0%     49.0%   49.0%
 Risk-free interest rate    5.5%    5.5%        5.9%    5.9%      5.9%    5.9%
 Expected option term     3 years 3 years    3 years 3 years    3 years 3 years

                                      ENStar Inc.
                Notes To Consolidated Financial Statements - (Continued)

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

NOTE 10 -- GEOGRAPHIC AREA AND BUSINESS SEGMENT INFORMATION

     The Company, through Transition, has sales throughout the world. Substantially all of the export sales are denominated in U.S. dollars. Revenues classified by major geographic area are as follows:

                                          Years Ended December 31,
                                      --------------------------------
                                           1997        1996       1995
                                      --------------------------------
     Revenues from unaffiliated
      customers in the
        United States                   $48,288     $58,124    $49,668
        Europe                            4,141       4,192      3,363
        Other                             1,923       1,807      1,860
                                        ------------------------------
                                        $54,352     $64,123    $54,891
                                        ==============================


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


                                      /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 18, 1998

                                   ENStar Inc.

                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          For The Years Ended December 31,
                                   (In thousands)

                                       Additions
                                 ---------------------
                                              Charges
                    Balance at   Charged to   to Other                  Balance
                    Beginning    Costs and    Accounts   Deductions    at End of
                    of Period     Expenses    Describe   Describe(1)    Period
                    ------------------------------------------------------------
Description
-----------

Allowance for Doubtful Accounts:
1995                   $  333       $  135      $  --      $  (68)      $  400
1996                      400          132         --         (92)         440
1997                      440          145         --        (171)         414
------------
(1) Write off of accounts deemed uncollectible.


                           REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ ERNST & YOUNG LLP

Orange County, California
May 11, 1998

                               CORVEL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                           Years Ended March 31
                              ------------------------------------------
                                   1996           1997           1998
                              ------------------------------------------
REVENUES                      $109,052,000   $121,704,000   $141,709,000

COSTS AND EXPENSES
Cost of revenues                88,937,000     99,323,000    115,553,000
General and administrative       8,106,000      8,645,000     11,029,000
                              ------------------------------------------
                                97,043,000    107,968,000    126,582,000
                              ------------------------------------------
Income before income taxes      12,009,000     13,736,000     15,127,000
Income tax provision             4,684,000      5,220,000      5,670,000
                              ------------------------------------------
NET INCOME                    $  7,325,000   $  8,516,000   $  9,457,000
                              ==========================================

Net income per share:
Basic                         $       1.65   $       1.86   $       2.26
                              ==========================================
Diluted                       $       1.57   $       1.82   $       2.21
                              ==========================================

Shares used in computing
 net income per share:
Basic                            4,435,000      4,585,000      4,193,000
Diluted                          4,660,000      4,685,000      4,286,000



        See accompanying notes to consolidated financial statements.

                              CORVEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                           March 31
                                                ---------------------------
                                                        1997           1998
                                                ---------------------------
ASSETS
Current Assets
 Cash and cash equivalents                      $ 15,665,000   $  8,430,000
Accounts receivable (less allowance
 for doubtful accounts of $1,686,000
 in 1997 and $2,082,000 in 1998)                  22,294,000     25,633,000
Prepaid taxes and expenses                           124,000        736,000
Deferred income taxes                              1,746,000      2,376,000
                                                ---------------------------
     Total current assets                         39,829,000     37,175,000
                                                ---------------------------
Property and equipment, net                       13,100,000     16,542,000

Other assets                                       5,895,000      6,774,000
                                                ---------------------------
                                                $ 58,824,000   $ 60,491,000
                                                ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable                      $  6,603,000   $  6,078,000
Accrued liabilities                                4,630,000      6,371,000
                                                ---------------------------
     Total current liabilities                    11,233,000     12,449,000
                                                ---------------------------
Deferred income taxes                              1,504,000      2,271,000

Commitments and Contingencies
Stockholders' Equity
Common Stock, $.0001 par value: 20,000,000
 shares authorized; 4,697,853 and 4,853,472 shares issued and outstanding in 1997 and 1998, respectively

Paid-in Capital                                   28,122,000     30,615,000

Treasury Stock, at cost (357,000 and 730,600
 shares in 1997 and 1998, respectively)           (9,461,000)   (21,727,000)

Retained Earnings                                 27,426,000     36,883,000
                                                ---------------------------
     Total stockholders' equity                   46,087,000     45,771,000
                                                ---------------------------
                                                $ 58,824,000   $ 60,491,000
                                                ===========================

        See accompanying notes to consolidated financial statements.

                                         CORVEL CORPORATION
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Years Ended March 31, 1996, 1997, and 1998

                                                Common stock
                                   Common        and paid in        Treasury
                                stock-shares       capital           shares
                             -------------------------------------------------

Balance - March 31, 1995         4,238,250      $ 24,169,000           ---

Stock issued under employee
 stock purchase plan                18,384           444,000           ---

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased   337,041         1,788,000           ---

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1996         4,593,675      $ 26,401,000           ---
                             -------------------------------------------------

Stock issued under employee
 stock purchase plan                23,039           536,000           ---

Stock issued and income tax
 benefits under stock option
 plan                               81,139         1,185,000           ---

Purchase of common stock               ---               ---      (357,000)

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1997         4,697,854      $ 28,122,000      (357,000)
                             -------------------------------------------------

Stock issued under employee
 stock purchase plan                20,520           540,000           ---

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased   135,099         1,953,000           ---

Purchase of common stock               ---               ---      (373,600)

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1998         4,853,472      $ 30,615,000      (730,600)
                             =================================================


             See accompanying notes to consolidated financial statements.

                                      S-4

                                         CORVEL CORPORATION
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Years Ended March 31, 1996, 1997, and 1998

                                                                      Total
                                       Treasury       Retained     shareholders'
                                      shares-cost     earnings        equity
                                   ---------------------------------------------

Balance - March 31, 1995           $         ---    $ 11,585,000    $ 35,754,000

Stock issued under employee
 stock purchase plan                         ---             ---         444,000

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased             ---             ---       1,788,000

Net income                                   ---       7,325,000       7,325,000
                                   ---------------------------------------------
Balance - March 31, 1996                     ---      18,910,000    $ 45,311,000
                                   ---------------------------------------------

Stock issued under employee
 stock purchase plan                         ---             ---         536,000

Stock issued and income tax
 benefits under stock option
 plan                                        ---             ---       1,185,000

Purchase of common stock              (9,461,000)            ---      (9,461,000)

Net income                                   ---       8,516,000       8,516,000
                                   ----------------------------------------------
Balance - March 31, 1997              (9,461,000)   $ 27,426,000      46,087,000
                                   ----------------------------------------------

Stock issued under employee
 stock purchase plan                         ---             ---         540,000

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased             ---             ---       1,953,000

Purchase of common stock             (12,266,000)            ---     (12,266,000)

Net income                                   ---       9,457,000       9,457,000
                                   ----------------------------------------------
Balance - March 31, 1998           $(21,727,000)    $ 36,883,000    $ 45,771,000
                                   ==============================================


             See accompanying notes to consolidated financial statements.



                                 CORVEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Years Ended March 31
                                         ---------------------------------------
                                             1996            1997         1998
                                         ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $ 7,325,000  $ 8,516,000  $ 9,457,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          3,048,000    4,215,000    5,349,000
     Deferred income taxes                    (79,000)     420,000      137,000
     Loss on write down and disposal
      of property and equipment                23,000       96,000      124,000
     Changes in operating assets
      and liabilities:
       Accounts receivable                 (2,526,000)  (3,900,000)  (3,339,000)
       Prepaid taxes and expenses            (363,000)     421,000     (612,000)
       Accounts and taxes payable             700,000    3,546,000     (525,000)
       Accrued liabilities                   (382,000)     384,000    1,741,000
       Other assets                          (511,000)  (1,607,000)  (1,069,000)
                                         ----------------------------------------
  Net cash provided by
   operating activities                     7,235,000   12,091,000   11,263,000
                                         ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment      (5,565,000)  (5,799,000)  (8,725,000)
                                         ----------------------------------------

  Net cash used in investing activities    (5,565,000)  (5,799,000)  (8,725,000)
                                         ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds and tax benefits from
   exercise of stock options                2,232,000    1,721,000    2,493,000
  Purchase of common stock                        ---   (9,461,000) (12,266,000)
                                         ----------------------------------------
  Net cash provided by (used in)
   financing activities                     2,232,000   (7,740,000)  (9,773,000)
                                         ----------------------------------------
Net increase (decrease) in cash
 and cash equivalents                       3,902,000   (1,448,000)  (7,235,000)
Cash and cash equivalents
 at beginning of year                      13,211,000   17,113,000   15,665,000
                                         ----------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                           $17,113,000  $15,665,000  $ 8,430,000
                                         ========================================

                See accompanying notes to consolidated financial statements.

                                     CorVel Corporation
                        Notes to Consolidated Financial Statements
                                       March 31, 1998

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

     CASH AND CASH EQUIVALENTS:   Cash and cash equivalents consists of
short-term, highly-liquid investments with maturities of 90 days or less when
purchased.   The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1997 and 1998.

     CONCENTRATIONS OF CREDIT RISK: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. No customer represented 10% of accounts receivable at March 31, 1997 and 1998. Receivables generally are due within 60 days. Credit losses relating to customers in the worker's compensation insurance industry consistently have been within management's expectations.

     PROPERTY AND EQUIPMENT: Additions to property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the related assets which range from three to seven years.

     LONG-LIVED ASSETS: The carrying amount of all long-lived assets is evaluated whenever events and circumstances indicated that the assets might be impared. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

     OTHER ASSETS: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $4,886,000 (net of accumulated amortization of $898,000) at March 31, 1997 and $5,342,000 (net of accumulated amortization of $1,088,000) at March 31, 1998.

                              CorVel Corporation
                  Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,580,000 and $1,582,000 of unbilled receivables at March 31, 1997 and 1998, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1996, 1997 and 1998.

     INCOME TAXES:   The consolidated financial statements reflect the
application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

     EARNINGS PER SHARE:   The Company adopted Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" (SFAS No. 128) in 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

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

     RECENT ACCOUNTING PRONOUNCEMENT: In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE B - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31:


                                                   1997              1998
                                               -----------------------------

     Office equipment and computers            $ 19,875,000     $ 24,930,000
     Computer software                            5,186,000        7,808,000
     Leasehold improvements                         784,000        1,154,000
                                               -----------------------------
                                                 25,845,000       33,892,000
     Less: accumulated depreciation
      and amortization                           12,745,000       17,350,000
                                               -----------------------------
                                               $ 13,100,000     $ 16,542,000
                                               =============================


NOTE C - ACCRUED LIABILITIES


     Accrued liabilities consists of the following at March 31:

                                                   1997              1998
                                                ----------------------------

     Payroll and related benefits               $ 2,891,000      $ 3,303,000
     Self-insurance reserves                        599,000          650,000
     Other                                        1,140,000        2,418,000
                                                ----------------------------
                                                $ 4,630,000      $ 6,371,000
                                                ============================



                                        S-8

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE D - INCOME TAXES


     The income tax provision consists of the following for the three years ended March 31:
                                  1996              1997             1998
                              ----------------------------------------------
Current - Federal             $ 4,045,000      $ 4,212,000       $ 4,955,000
Current - State                   718,000          588,000           346,000
                              ----------------------------------------------
     Subtotal                   4,763,000        4,800,000         5,301,000
                              ----------------------------------------------
Deferred - Federal               (102,000)         368,000           345,000
Deferred - State                   23,000           52,000            24,000
                              ----------------------------------------------
     Subtotal                     (79,000)         420,000           369,000
                              ----------------------------------------------
                              $ 4,684,000      $ 5,220,000       $ 5,670,000
                              ==============================================


     Income tax benefits associated with the exercise of stock options were $4,245,000, $228,000 and $1,212,000 for fiscal 1996, 1997 and 1998, respectively.


     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                   1996               1997             1998
                               ----------------------------------------------
Income taxes at federal
 statutory rate                $ 4,203,000       $ 4,808,000      $ 5,294,000
State income taxes, net
 of federal benefit                446,000           423,000          453,000
Goodwill amortization               37,000            40,000           42,000
Other                               (2,000)          (51,000)        (119,000)
                               -----------------------------------------------
                               $ 4,684,000       $ 5,220,000      $ 5,670,000
                               ===============================================

                                       S-9

                            CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE D - INCOME TAXES (Continued)

     Income taxes paid totaled $1,193,000, $1,683,000 and $5,690,000 for the years ended March 31, 1996, 1997 and 1998, respectively.


      Deferred taxes at March 31, 1997 and 1998 consists of:

                                                   1997              1998
                                                ----------------------------

Deferred tax assets:
  Accrued liabilities not currently deductible  $   939,000      $ 1,427,000
  Allowance for doubtful accounts                   580,000          814,000
  Other                                             227,000          135,000
                                                ----------------------------
    Deferred assets                             $ 1,746,000      $ 2,376,000

Deferred tax liabilities:
  Excess of tax under book basis
   of fixed assets                               (1,504,000)      (2,271,000)
                                                ----------------------------
  Deferred liability                             (1,504,000)      (2,271,000)
                                                ----------------------------
  Net deferred tax asset                        $   242,000      $   105,000
                                                ============================


                             CorVel Corporation
             Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE E - STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the Company's Restated 1988 Executive Stock Option Plan ("the Plan"), as amended, options for up to 1,735,000 shares of the Company's common stock may be granted to key employees, nonemployee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years. As of March 31, 1998, all of these options have

                             CorVel Corporation
             Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE E - STOCK OPTION PLANS (Continued)

vested and have been exercised. Summarized information for all stock options for the past three fiscal years follow:

                              ------------------------------------------
                                      1996          1997            1998
                              ------------------------------------------
Options outstanding at the
 beginning of the year             827,018        423,411        455,832
Options granted                     81,300        126,450        102,750
Options exercised                 (468,572)       (81,139)      (158,937)
Options cancelled                  (16,335)       (12,890)       (18,679)
                              ------------------------------------------
Options outstanding at the
 end of the year                   423,411        455,832        380,966
                              ==========================================
During the year:
 Weighted average fair value
  of options granted during
  the year                           $7.43         $8.67           $9.29
 Weighted average price of
  options granted                 $  25.19       $  28.48       $  32.31
 Weighted average price of
  options exercised               $   2.54       $  11.71       $  10.28
 Weighted average price of
  options cancelled               $  18.40       $  22.80       $  27.63

At the end of the year:
Price range of
  outstanding options               $.0001-        $.0001-        $10.75-
                                    $31.50         $31.50         $37.75
Weighted average price
  per share                         $15.73         $19.77         $26.75
Options available for
 future grants                     202,444        288,884        404,813
Exercisable options                242,575        244,881        167,895


                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE E - Stock Option Plans (continued)


     The following table summarizes the status of stock options outstanding and exercisable at March 31, 1998:

                                          Outstanding                Exercisable
                               Weighted     Options-    Exercisable   Options-
                                Average     Weighted      Options-    Weighted
                  Number of    Remaining    Average     Number of     Average
    Range of     Outstanding  Contractual   Exercise    Exercisable   Exercise
Exercise Prices    Options       Life        Price       Options       Price
- ----------------------------------------------------------------------------
 $10.75-$18.50      40,538    1.88 years    $16.20        37,930      $16.06
  19.50- 25.75     111,983    2.20 years     23.01        76,193       22.52
  26.50- 29.63     133,855    4.04 years     28.09        46,778       28.29
  30.63- 37.75      94,590    5.08 years     33.78         6,994       31.42
                  ----------------------------------------------------------
 Total             380,966    3.53 years    $26.75       167,895      $23.04
                  ==========================================================


     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, pro forma net income would have been reduced to $7,251,000, $8,315,000 and $9,185,000 from $7,325,000, $8,516,000 and $9,457,000 for the years ended March 31, 1996,
1997 and 1998, respectively. Pro forma diluted earnings per share would have been reduced to $1.56, $1.77 and $2.14 for the three years ending March 31, 1996, 1997 and 1998, respectively. Pro forma basic earnings per share would have been reduced to $1.63, $1.81, and $2.19 for the three years ending
March 31, 1996, 1997, and 1998.

     The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal 1996: expected volatility of 0.45; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1997: expected volatility of 0.41; risk free interest rate of 6.4%. The following weighted average assumptions were used for fiscal 1998: expected

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE E - STOCK OPTION PLANS (Continued)

volatility of 0.34; risk free interest rate of 5.5%. The assumptions for all three years reflect no dividend yield and a weighted average option life of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjecting assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Because SFAS No. 123 is applicable only to the Company's options granted subsequent to April 1, 1995, its proforma effect will not be fully reflected until 1999. The aforementioned results are not likely to be representative of the effects of applying SFAS No. 123 on reported net income for future years as these amounts reflect the expense for only one to three years of vesting.

NOTE F - EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 250,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 1998, 134,000 shares had been issued

                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE F - EMPLOYEE STOCK PURCHASE PLAN (Continued)

pursuant to the plan.  Summarized plan information is as follows:

                              ------------------------------------------
                                      1996           1997           1998
                              ------------------------------------------
Employee contributions           $ 444,000      $ 536,000      $ 540,000
Shares acquired                     18,384         23,039         20,520
Average purchase price              $24.15         $23.27         $26.32


NOTE G - TREASURY STOCK

     During fiscal 1997, the Company's Board of Directors approved a plan to repurchase up to 100,000 shares of the Company's common stock, and subsequently increased the number of shares authorized to repurchase to a total of 850,000 shares. The share repurchases for fiscal years ending March 31, 1997 and 1998, are as follows:

                                    1997            1998            Cumulative
                                    ----            ----            ----------
     Shares repurchased          357,000         373,600               730,600
     Cost                     $9,461,000     $12,266,000           $21,727,000
     Average price                $26.50          $32.83                $29.74

     The repurchased shares were recorded as treasury stock, at cost, and is available for general corporate purposes. The repurchases were financed from cash generated from operations and on hand cash balances.












                                    S-15








                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under noncancelable operating leases.
Future minimum rental commitments under operating leases at March 31, 1998 are $5,489,000 in fiscal 1999, $4,646,000 in fiscal 2000, $3,507,000 in fiscal 2001,
$2,623,000 in fiscal 2002, $1,218,000 in fiscal 2003, and $329,000, thereafter.
Total rental expense of $3,901,000, $4,573,000, and $5,022,000 was charged to operations for the years ended March 31, 1996, 1997, and 1998, respectively.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

NOTE I - SAVINGS PLAN

     The Company maintains a retirement savings plan for its employees which is a qualified plan under section 401(k) of the Internal Revenue Code.
Full-time employees that meet certain requirements are eligible to participate
in the plan.   Contributions are made annually primarily at the discretion of the Company's Board of Directors.  Contributions of $50,000, $135,000 and
$143,000, were charged to operations for the years ended March 31, 1996, 1997 and 1998, respectively.

NOTE J - SHAREHOLDER RIGHTS PLAN

     During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase
"Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $125.00 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. Unless earlier redeemed or exchanged in accordance with the Rights Agreement, the Rights are due to expire on February 10, 2007.
The issuance of the Rights has no dilutive effect on the Company's earnings per share.







                                        S-16








                             CorVel Corporation
              Notes to Consolidated Financial Statements
                               March 31, 1998


NOTE K - QUARTERLY RESULTS

     The following is a summary of unaudited results of operations for the two years ended March 31, 1997 and 1998:



                                                         Net income  Net income
ISCAL YEAR                                               per basic  per diluted
ENDED MARCH 31,                     Gross          Net     common      common
1997:                  Revenues     Margin        income    share      share
                       --------     ------        ------    -----      -----
First Quarter      $ 29,851,000  $ 5,390,000  $ 2,042,000  $ .44      $ .43
Second Quarter       29,719,000    5,488,000    2,092,000    .45        .44
Third Quarter        30,441,000    5,681,000    2,177,000    .47        .46
Fourth Quarter       31,693,000    5,822,000    2,205,000    .50        .49

FISCAL YEAR
ENDED MARCH 31,
1998:

First Quarter      $ 34,024,000  $ 6,467,000  $ 2,275,000  $ .53      $ .52
Second Quarter       34,683,000    6,475,000    2,381,000    .57        .55
Third Quarter        35,558,000    6,595,000    2,395,000    .58        .56
Fourth Quarter       37,444,000    6,619,000    2,406,000   . 58        .57



                                           S-17



Schedule II

                                CORVEL CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                              ---------
                                 Balance at   Charged to               Balance at
                                 Beginning    Costs and                 End of
                                  of Year     Expenses     Deductions     Year
                                  -------     --------     ----------     ----
Allowance for doubtful accounts:

Year Ended March 31, 1998:       $1,686,000   $2,437,000  $(2,041,000) $2,082,000
Year Ended March 31, 1997:        1,268,000    1,763,000   (1,345,000)  1,686,000
Year ended March 31, 1996:          825,000      500,000      (57,000)  1,268,000


