Form 10-Q
period 1998-06-30
ENSTAR INC
filed 1998-08-14
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended June 30, 1998

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

At July 31, 1998, 3,175,156 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           ENStar Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                                June 30,         December 31,
                                                  1998               1997
                                             --------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $  12,071             $  12,609
  Accounts receivable, net                      10,715                 7,086
  Inventories                                    4,289                 5,145
  Prepaid expenses and other current assets        225                   316
                                             --------------------------------
    Total current assets                        27,300                25,156

Property and equipment, net                      2,403                 2,164
Investment in unconsolidated subsidiary         11,666                11,170
Goodwill, net                                    4,565                 4,642
Other assets                                       163                   183
                                             --------------------------------
                                             $  46,097             $  43,315
                                             ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                      $   2,790             $   2,680
  Current portion of long-term debt              4,498                   165
  Accounts payable                               6,821                 4,200
  Accrued expenses                               5,970                 5,165
                                             --------------------------------
    Total current liabilities                   20,079                12,210

Long-term debt, net of current maturities       13,787                16,168
Commitments and contingencies                      ---                   ---
                                             --------------------------------

Shareholders' Equity
  Common stock, $.01 par value 100,000,000
    shares authorized, issued and outstanding
    3,235,356 shares in 1998 and 3,266,989 in
    1997                                            32                    33
  Additional paid-in-capital                    16,264                16,961
  Retained deficit                              (4,065)               (2,057)
                                             --------------------------------
    Total shareholders' equity                  12,231                14,937
                                             --------------------------------
                                             $  46,097             $  43,315
                                             ================================

See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                  ----------------------------------------------
                                      1998        1997        1998        1997
                                  ----------------------------------------------
Revenues                          $  17,098   $  13,392   $  31,229   $  25,324
Operating and product costs          12,412       9,647      22,759      18,010
                                  ---------------------------------------------
  Gross profit                        4,686       3,745       8,470       7,314

Selling, general,
  and administrative expenses         5,424       4,987      10,582       9,813
                                  ---------------------------------------------
  Operating loss                       (738)     (1,242)     (2,112)     (2,499)

Interest expense, net                  (347)       (190)       (630)       (274)
                                  ---------------------------------------------

Loss before income taxes
  and equity in earnings of
  unconsolidated subsidiary          (1,085)     (1,432)     (2,742)     (2,773)

Income tax provision (benefit)          ---        (500)        ---        (950)
                                  ---------------------------------------------

Loss before equity in earnings
  of unconsolidated subsidiary       (1,085)       (932)     (2,742)     (1,823)

Equity in earnings of
  unconsolidated subsidiary             390         330         735         639
                                  ---------------------------------------------

Net loss                          $    (695)  $    (602)  $  (2,007)  $  (1,184)
                                  =============================================

Basic and diluted loss per share  $    (.21)  $    (.18)  $    (.62)  $    (.36)
                                  =============================================

Weighted average shares
  outstanding                     3,245,900   3,304,279   3,256,445   3,304,279
                                  =============================================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, (Unaudited)
                                 (In thousands)

                                                  1998                  1997
                                             -------------------------------
Net cash used in operating activities        $  (1,502)            $   (656)

Cash flows from investing activities
  Capital expenditures                            (908)                 (641)
  Other                                             20                   (63)
                                             --------------------------------


Net cash used in investing activities             (888)                 (704)
                                             --------------------------------


Cash flow from financing activities
  Proceeds from long-term debt                   1,966                13,492
  Payments on long-term debt                       (14)                  (14)
  Proceeds from notes payable                   30,755                29,556
  Payments on notes payable                    (30,645)              (28,634)
  Additional capital invested
    (constructive dividends)                       ---                (1,280)
  Purchase of common stock                        (210)                  ---
                                             --------------------------------

Net cash provided by financing
  activities                                     1,852                13,120
                                             --------------------------------

Net increase (decrease) in cash and
  cash equivalents                                (538)               11,760

Cash and cash equivalents
  at beginning of period                        12,609                   824
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  12,071             $  12,584
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

     Americable is a provider of premise wiring, connectivity products, and low-end networking electronics. Enstar Networking is a network integrator that provides services to design, build, maintain, and protect corporate network infrastructures. Transition designs, manufactures and markets connectivity devices and network applications. CorVel is a health care services company.
At June 30, 1998 and 1997, the Company's ownership interest in CorVel was approximately 25% and 24%, respectively. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

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

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At June 30, 1998, ENStar owned 1,025,000 shares, or an approximate 25% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the six month period ended June 30, 1998 (in thousands):

         Current assets                      $    36,659
         Noncurrent assets                        24,498
         Current liabilities                      11,428
         Noncurrent liabilities                    3,366
         Revenues                                 39,552
         Gross profit                              7,210
         Net income                                2,501

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and was reflected as a dividend to North Star during the period ended March 31, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately $730,000, additional paid-in capital by $438,000, and deferred income taxes by $283,000 for the six months ended June 30, 1998. At June 30, 1998, the value of the Company's investment in CorVel, based on the closing market price, was approximately $40 million.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                               June 30,          December 31,
                                                 1998                  1997
                                             --------------------------------
         Finished goods                      $  2,910              $  3,934
         Purchased parts                        1,379                 1,211
                                             --------------------------------
                                             $  4,289              $  5,145
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

     The Company's basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of outstanding common shares, as all common share equivalents relating to stock options were antidilutive during the periods presented. Options to purchase 348,250 and 78,250 shares of common stock with weighted average exercise prices of $7.74 and $9.00 were outstanding during the three and six months ended June 30, 1998 and 1997, but were excluded from the computation of common share equivalents because they were antidilutive.

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

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At June 30, 1998, the deferred tax liability includes a cumulative tax effect of approximately $4.4 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax benefit has been recorded in the current period due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.

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

10.  Reclassification --

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Enstar Networking's expansion strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the merger of North Star and Michael Foods. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     During 1997, Enstar Networking made significant investments in new sales, consulting, engineering and technical personnel as part of its effort to build a network services organization. As part of this strategy, Enstar Networking has shifted its focus from historical commodity-based networking and connectivity hardware sales towards more service oriented solutions. As part of this change, the company has experienced an increase in operating expenses resulting in operating losses in 1997 and the first half of 1998. Enstar Networking expects to incur an operating loss for the remainder of 1998 as it continues to build its network service and security consulting practice.

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

YEAR 2000 COMPLIANCE

     The Company's operating subsidiaries have made a preliminary assessment of its computer systems and equipment with respect to Year 2000 compliance. Based on assessments to date, the Company does not believe the cost of addressing any potential systems issues will have a material impact on its results of operations or financial position. However, the Company could be adversely impacted if Year 2000 compliance is not properly completed by the Company, its vendors, or any entity with whom its operating companies conduct business.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     The following are unaudited summarized operating results for each of the Company's continuing operations for the three and six months ended June 30 (in thousands):

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                              ----------------------     ----------------------
                                 1998        1997            1998        1997
                              -------------------------------------------------
Revenues
    Americable                $  4,574    $  4,482        $  8,462    $  8,340
    Enstar Networking            7,241       6,070          13,613      11,449
    Transition                   5,772       4,163          10,471       8,038
    Eliminations                  (489)     (1,323)         (1,317)     (2,503)
                              -------------------------------------------------
                              $ 17,098    $ 13,392        $ 31,229    $ 25,324
                              =================================================

Gross Profit
    Americable                $  1,011    $    923        $  1,789    $  1,777
    Enstar Networking            1,291       1,158           2,495       2,350
    Transition                   2,384       1,664           4,186       3,187
                              -------------------------------------------------
                              $  4,686    $  3,745        $  8,470    $  7,314
                              =================================================

Selling, General and Administrative Expenses
    Americable                $    927    $    766        $  1,867    $  1,593
    Enstar Networking            2,107       2,397           4,103       4,324
    Transition                   2,148       1,467           4,135       3,183
    Corporate                      242         357             477         713
                              -------------------------------------------------
                              $  5,424    $  4,987        $ 10,582    $  9,813
                              =================================================

Operating Income (Loss)
    Americable                $     84    $    157        $    (78)   $    184
    Enstar Networking             (816)     (1,239)         (1,608)     (1,974)
    Transition                     236         197              51           4
    Corporate                     (242)       (357)           (477)       (713)
                              -------------------------------------------------
                              $   (738)   $ (1,242)       $ (2,112)   $ (2,499)
                              =================================================

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 vs. THREE MONTHS ENDED JUNE 30, 1997

     Consolidated revenues increased $3.7 million or 28%, to $17.1 million from $13.4 million in 1997. This includes decreased intercompany sales eliminations of approximately $800,000, which is primarily due to reduced sales of structured wiring products from Americable to Enstar Networking.

     Revenues at Americable increased approximately $100,000 to $4.6 million, primarily due to the increased focus on fiber related products.

     Revenues at Enstar Networking increased approximately $1.2 million, or 19.3%, to $7.2 million. This includes increased sales of networking and network security products of approximately $1.6 million and $260,000 of higher network and security integration service revenues, due primarily to higher demand. Offsetting these increases was approximately $700,000 of lower structured wiring services and products due to lower demand in certain regional locations.

     Revenues at Transition increased $1.6 million, or 39%, to $5.8 million. Sales of Transition's media and rate conversion products increased approximately $2.2 million, or 102%, to $4.3 million, reflecting additional revenues from new products and product enhancements introduced during 1997 and 1998. Sales from new product introductions and enhancements accounted for approximately 13% of net sales for 1998 versus 2% for 1997. Sales of supporting LAN products decreased approximately $600,000, or 26%, to $1.6 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers increased approximately $1 million, or 35%, to $3.9 million. Sales to international customers increased approximately $600,000, or 45%, to $1.9 million. Sales to international customers accounted for approximately 34% and 33% of net sales in 1998 and 1997, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Consolidated gross profit, as a percent of revenues, decreased to 27.4% in 1998 as compared to 28% in 1997. Margins at Transition increased to 41.3% from 40% due to growth in media conversion products which have higher margins than switching products. Margins at Americable increased to 22.1% in 1998, as compared to 20.6% in 1997, primarily due to growth in fiber related products. Margins at Enstar Networking decreased to 17.8% from 19.1% primarily due to increased competition for structured wiring services and network hardware products. ENStar expects its gross profit margins to continue to decline in 1998 due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's selling, general and administrative expenses increased
$437,000, or 9%, to approximately $5.4 million from $5 million in 1997. Operating expenses at Americable increased $161,000 to approximately $930,000, due to the expansion of its fiber optic operations. Enstar Networking's operating expenses decreased $290,000, or 12%, to approximately $2.1 million, due primarily to cost reductions effected through the elimination of personnel and consolidation of certain regional offices. Transition had increased operating expenses of approximately $681,000, or 46%, which reflects the addition of European sales facilities and related personnel. Enstar's research and development expenses (incurred exclusively within Transition) were approximately $267,000 and $292,000 for 1998 and 1997, respectively. The decrease in corporate expenses primarily reflects lower costs associated with the debenture program and reduction in corporate personnel between years.

     Net interest expense increased $157,000 to $347,000 from $190,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 reflects ENStar's estimated effective annual tax rate. No tax benefit has been recorded in the current period due to the Company's recording an additional valuation allowance against a net deferred tax asset generated in the period. See Note 7 to the Condensed Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $60,000 to $390,000, which is a result of higher earnings at CorVel. CorVel's net earnings for the three months ended June 30, 1998 were approximately $2.5 million, an increase of approximately $225,000 or 10% from the previous year. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


SIX MONTHS ENDED JUNE 30, 1998 vs. SIX MONTHS ENDED JUNE 30, 1997

     Consolidated revenues increased $5.9 million, or 23%, to $31.2 million from $25.3 million in 1997. This includes decreased intercompany sales eliminations of approximately $1.2 million which is primarily due to reduced sales of structured wiring products from Americable to Enstar Networking.

     Revenues at Americable increased $122,000 to approximately $8.5 million, primarily due to the increased focus on fiber related products.

     Revenues at Enstar Networking increased approximately $2.2 million, or 19%, to $13.6 million. This includes increased sales of networking and network security products of approximately $3 million and $500,000 of higher network and security integration service revenues, due primarily to higher demand. Offsetting these increases was approximately $1.3 million of lower structured wiring services and products due to lower demand in certain regional locations.

     Revenues at Transition increased approximately $2.4 million, or 30%, to $10.5 million. Sales of Transition's media and rate conversion products increased approximately $3.5 million, or 86%, to $7.5 million, reflecting additional revenues from new products and product enhancements introduced during 1997 and 1998. Sales from new product introductions and enhancements accounted for approximately 10% of net sales for 1998 versus 2% for 1997. Sales of supporting LAN products decreased approximately $1.1 million, or 26%, to $3 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers increased approximately $1.4 million, or 27%, to $6.8 million. Sales to international customers increased approximately $1 million, or 35%, to $3.7 million. Sales to international customers accounted for approximately 36% and 34% of net sales in 1998 and 1997, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Consolidated gross profit, as a percent of revenues, decreased to 27.1% in 1998 as compared to 28.9% in 1997. Margins at Transition were 40%, relatively unchanged between periods. Margins at Americable were 21.1%, also relatively unchanged between periods. Margins at Enstar Networking decreased to 18.3% from 20.5% primarily due to increased competition for structured wiring services and network hardware products. ENStar expects its gross profit margins to continue to decline in 1998 due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's selling, general and administrative expenses increased $769,000, or 8%, to approximately $10.6 million from $9.8 million in 1997. Operating expenses at Americable increased $274,000, to approximately $1.9 million, or 17%, from $1.6 million in 1997, due to the expansion of its fiber optic operations. Enstar Networking's operating expenses decreased $221,000, or 5%, to approximately $4.1 million from $4.3 million in 1997. This reflects approximately $471,000 of cost reduction effected through the elimination of personnel and consolidation of certain regional offices. This was offset by approximately $250,000 of increased salaries, benefits, training and other related expenses due to the addition of new network security consulting personnel. Transition had increased operating expenses of approximately $950,000, or 30%, which reflects the addition of European sales facilities and related personnel. Enstar's research and development expenses (incurred exclusively within Transition) were approximately $654,000 and $723,000 for for 1998 and 1997, respectively. The decrease in corporate expenses reflects severance related costs in 1997 associated with a former executive of Americable and lower costs associated with the debenture program.

     Net interest expense increased $356,000 to $630,000 from $274,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 reflects ENStar's estimated effective annual tax rate. No tax benefit has been recorded in the current period due to the Company's recording an additional valuation allowance against a net deferred tax asset generated in the period. See Note 7 to the Condensed Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $96,000 to $735,000, which is a result of higher earnings at CorVel. CorVel's net earnings for the six months ended June 30, 1998 were approximately $4.9 million, an increase of approximately $427,000 or 9% from the previous year. Further information with respect to the results of operations of CorVel is contained

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash used in operations was approximately $1.5 million and $656,000 for the six month periods ended June 30, 1998 and 1997, respectively.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $2 million represent sales of debentures under this program. At June 30, 1998, the Company had $18.1 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 9.61%.

     The companies maintain revolving line of credit facilities with their principal bank to provide aggregate borrowings up to $8 million, due in September 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.5% at June 30, 1998). At June 30, 1998, there were aggregate outstanding borrowings of approximately $2.8 million and approximately $3 million of available borrowings under these credit facilities. At June 30, 1998, the companies were in compliance or had obtained the necessary waivers from its bank to waive its compliance with certain financial covenants under the terms of its credit agreement. Under the terms of the credit agreement, ENStar is required to make capital contributions if pretax losses are in excess of specified levels. The

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

companies are currently in the process of extending the terms of their credit agreements with their principal bank beyond September 1998. Management believes they will obtain credit facilities with terms comparable to its existing agreements.

     For the six months ended June 30, 1998, ENStar has provided an aggregate of $1,993,000 of cash contributions in 1998, under the terms of the amended credit agreement of Americable and Enstar Networking, as a result of operating losses at Enstar Networking. Additional cash contributions from ENStar are expected in 1998 to fund anticipated operating losses and capital expenditures at Enstar Networking.

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company plans to repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. Through July 31, 1998, approximately 91,800 shares had been repurchased at an average price of $6.38 per share.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchase of common stock for 1998 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At July 31, 1998, ENStar had approximately $10.7 million of cash and cash equivalents, excluding cash of its operating subsidiaries. During 1998, ENStar's operating plans call for $1.7 million in capital expenditures.

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

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1998 Annual Meeting of Shareholders of ENStar Inc. was held on
June 18, 1998, at the offices of Transition Networks in Eden Prairie, Minnesota.

         The holders of 3,025,418 shares of Common Stock, in excess of 91.56 percent of the outstanding 3,175,156 common shares entitled to vote, were represented at the meeting in person or by proxy.

         The four candidates for election as directors listed in the Company's proxy statement were elected to serve until the next annual meeting. Each received at least 3,022,572 votes representing 99.9 percent of the votes cast and 91.5 percent of the outstanding shares.

         The proposal to amend the ENStar 1996 Stock Incentive Plan to increase the number of available shares under the plan passed by a vote of 2,323,932 in favor, 28,772 against, and 210,216 abstaining, with 407,356 broker non-votes.

         For complete minutes of the meeting, please write to ENStar Inc., 6479 City West Parkway, Eden Prairie, MN 55344

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being filed with this report on Form 10-Q.

              10.22 Fourth Amendment to Loan and Security Agreement dated as of June 30, 1998, among Transition Networks, Inc., and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement and Waiver dated September 30, 1997.

              10.23 Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of June 30, 1998, among Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated September 30, 1997.

              27.1     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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




Date     August 13, 1998                   by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      August 13, 1998                  by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                              EXHIBIT INDEX

Exhibit
Number
--------

  10.22 Fourth Amendment to Loan and Security Agreement dated as of June 30, 1998, among Transition Networks, Inc., and
                U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement and Waiver dated September 30, 1997.

  10.23 Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of June 30, 1998, among Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated September 30, 1997.

 27.1          Financial Data Schedule