Form 10-Q
period 1998-09-30
ENSTAR INC
filed 1998-11-12
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended September 30, 1998

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

At November 6, 1998, 2,976,723 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                           ENStar Inc. and Subsidiaries
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited, in thousands, except share data)

                                              September 30,       December 31,
                                                  1998               1997
                                             --------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $    9,950            $  12,609
  Accounts receivable, net                        9,665                7,086
  Inventories                                     4,562                5,145
  Prepaid expenses and other current assets         228                  316
                                             --------------------------------
    Total current assets                         24,405               25,156

Property and equipment, net                       2,128                2,164
Investment in unconsolidated subsidiary          12,128               11,170
Goodwill, net                                     4,525                4,642
Other assets                                        156                  183
                                             --------------------------------
                                             $   43,342            $  43,315
                                             ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                      $    2,330            $   2,680
  Current portion of long-term debt               4,844                  165
  Accounts payable                                5,756                4,200
  Accrued expenses                                5,991                5,165
                                             --------------------------------
    Total current liabilities                    18,921               12,210

Long-term debt, net of current maturities        13,828               16,168
Commitments and contingencies                       ---                  ---
                                             --------------------------------

Shareholders' Equity
  Common stock, $.01 par value 100,000,000
    shares authorized, issued and outstanding
    2,976,723 shares in 1998 and 3,266,989 in
    1997                                             30                   33
  Additional paid-in-capital                     14,492               16,961
  Retained deficit                               (3,929)              (2,057)
                                             --------------------------------
    Total shareholders' equity                   10,593               14,937
                                             --------------------------------
                                             $   43,342            $  43,315
                                             ================================

See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                ----------------------------------------------
                                      1998       1997        1998       1997
                                ----------------------------------------------
Revenues                        $  17,738   $  15,990   $  48,967   $  41,314
Operating and product costs        12,676      11,773      35,435      29,783
                                ----------------------------------------------
  Gross profit                      5,062       4,217      13,532      11,531

Selling, general,
  and administrative expenses       4,936       5,050      15,518      14,863
                                ----------------------------------------------
  Operating profit (loss)             126        (833)     (1,986)     (3,332)

Interest expense, net                (378)       (248)     (1,008)       (522)
                                ----------------------------------------------

Loss before income taxes
  and equity in earnings of
  unconsolidated subsidiary          (252)     (1,081)     (2,994)     (3,854)

Income tax benefit                    ---        (375)        ---      (1,325)
                                ----------------------------------------------

Loss before equity in earnings
  of unconsolidated subsidiary       (252)       (706)     (2,994)     (2,529)

Equity in earnings of
  unconsolidated subsidiary           387         350       1,122         989
                                ----------------------------------------------

Net income (loss)               $     135   $    (356)  $  (1,872)  $  (1,540)
                                ==============================================

Basic and diluted net income
 (loss) per share               $    0.04   $   (0.11)  $   (0.58)  $   (0.47)
                                ==============================================

Weighted average shares
  outstanding                   3,110,678   3,279,419   3,207,856   3,295,999
                                ==============================================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended September 30,
                             (Unaudited, in thousands)

                                                  1998                  1997
                                             -------------------------------
Net cash used in operating activities        $  (1,829)            $  (1,262)

Cash flows from investing activities
  Capital expenditures                            (971)                 (977)
  Other                                             27                   (50)
                                             --------------------------------


Net cash used in investing activities             (944)               (1,027)
                                             --------------------------------


Cash flow from financing activities
  Proceeds from long-term debt                   2,360                14,536
  Payments on long-term debt                       (21)                  (21)
  Proceeds from notes payable                   49,390                45,792
  Payments on notes payable                    (49,740)              (44,822)
  Additional capital invested
    (constructive dividends)                       ---                (1,280)
  Purchase of common stock                      (1,875)                 (233)
                                             --------------------------------

Net cash provided by financing
  activities                                       114                13,972
                                             --------------------------------

Net increase (decrease) in cash and
  cash equivalents                              (2,659)               11,683

Cash and cash equivalents
  at beginning of period                        12,609                   824
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $   9,950             $  12,507
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

     Americable is a provider of premise wiring, connectivity products, and low-end networking electronics. Enstar Networking is a network integrator that provides services to design, build, maintain, and protect corporate network infrastructures. Transition designs, manufactures and markets connectivity devices and network applications. CorVel is a health care services company.
At September 30, 1998 and 1997, the Company's ownership interest in CorVel was approximately 25%. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting.

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

                                ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.   Investment in Unconsolidated Subsidiary --

     The Company's unconsolidated subsidiary consists of its investment in CorVel Corporation ("CorVel"). At September 30, 1998, ENStar owned 1,025,000 shares, or an approximate 25% ownership, in CorVel. The Company's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. CorVel has a fiscal year ended March 31. The following is summarized balance sheet and income statement information of the Company's unconsolidated subsidiary as of, and for the nine month period ended September 30,1998 (in thousands):

         Current assets                      $ 36,391
         Noncurrent assets                     24,005
         Current liabilities                    9,715
         Noncurrent liabilities                 2,554
         Revenues                             117,470
         Gross profit                          20,977
         Net income                             7,463

     In January 1997, ENStar, at the direction of North Star, sold 200,000 shares of CorVel for approximately $5.1 million cash. The proceeds from the sale were distributed to and retained by North Star. The book value of the shares sold was approximately $1.4 million, net of deferred taxes, and was reflected as a dividend to North Star during the period ended March 31, 1997. In addition, as a result of other equity transactions of CorVel, ENStar decreased its investment in unconsolidated subsidiary by approximately $912,000, additional paid-in capital by $547,000, and deferred income taxes by $356,000 for the nine months ended September 30, 1998. At September 30, 1998, the value of the Company's investment in CorVel, based on the closing market price, was approximately $39.7 million.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

4.   Inventories --

     Inventories are stated at the lower of average cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                             September 30,        December 31,
                                                 1998                 1997
                                             --------------------------------
         Finished goods                      $ 2,666               $  3,934
         Purchased parts                       1,896                  1,211
                                             --------------------------------
                                             $ 4,562               $  5,145
                                             --------------------------------
                                             --------------------------------

5.   Net Income (Loss) Per Share --

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". All current and prior year income (loss) per share data have been restated to conform to the provisions of SFAS 128.

     The Company's basic and diluted net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of outstanding common shares, after giving effect to the assumed exercise of outstanding stock options, except where the effects are antidulutive. Options to purchase 348,250 and 78,250 shares of common stock with weighted average exercise prices of $7.74 and $9.00 were outstanding during the three and nine months ended September 30, 1998 and 1997. These options were included in the computation of common share equivalents for the three months ended September 30, 1998, but were excluded from all other periods presented, because they were antidilutive.

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

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At September 30, 1998, the deferred tax liability includes a cumulative tax effect of approximately $4.6 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax expense has been recorded in the three month period ended September 30, 1998, as the net operating loss carryforwards generated in the prior periods offset the current period income. For the nine months ended September 30, 1998, no tax benefit has been recorded due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.


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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and are made in reliance under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the merger of North Star and Michael Foods. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     During 1997, Enstar Networking made significant investments in new sales, consulting, engineering and technical personnel as part of its effort to build a network services organization. As part of this strategy, Enstar Networking has shifted its focus from historical commodity-based networking and connectivity hardware sales towards more service oriented solutions. As part of this change, the company has experienced an increase in operating expenses resulting in operating losses in 1997 and 1998. Enstar Networking expects to incur an operating loss for the remainder of 1998 as it continues to build its network service and security consulting practice.

     Transition's products have life cycles of 18 to 36 months and are generally sold based on price, availability and functionality. More recently, Transition has focused its product development and marketing efforts on expanding its conversion technology based products. In addition, the company provides related LAN products, such as hubs and transceivers, that integrate with the conversion technologies to enable network expansion. Transition's future operations are highly dependent on its ability to introduce conversion technology based products on a timely basis, at competitive prices that meet customer demands.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     The following are unaudited summarized operating results for each of the Company's continuing operations for the three and nine months ended September 30 (in thousands):

                                Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                              ----------------------     ----------------------
                                 1998        1997            1998        1997
                              -------------------------------------------------
Revenues
    Americable                $ 4,799     $ 5,063         $13,750     $14,373
    Enstar Networking           6,909       7,958          20,033      18,437
    Transition                  7,226       4,518          17,697      12,556
    Eliminations               (1,196)     (1,549)         (2,513)     (4,052)
                              -------------------------------------------------
                              $17,738     $15,990         $48,967     $41,314
                              =================================================

Gross Profit
    Americable                $ 1,091     $   986         $ 2,995     $ 2,993
    Enstar Networking           1,018       1,486           3,398       3,606
    Transition                  2,953       1,745           7,139       4,932
                              -------------------------------------------------
                              $ 5,062     $ 4,217         $13,532     $11,531
                              =================================================

Selling, General and Administrative Expenses
    Americable                $   987     $   993         $ 2,881     $ 2,639
    Enstar Networking           1,669       2,130           5,745       6,401
    Transition                  2,031       1,701           6,166       4,884
    Corporate                     249         226             726         939
                              -------------------------------------------------
                              $ 4,936     $ 5,050         $15,518     $14,863
                              =================================================

Operating Income (Loss)
    Americable                $   104     $    (7)        $   114     $   354
    Enstar Networking            (651)       (644)         (2,347)     (2,795)
    Transition                    922          44             973          48
    Corporate                    (249)       (226)           (726)       (939)
                              -------------------------------------------------
                              $   126     $  (833)        $(1,986)    $(3,332)
                              =================================================

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 vs. THREE MONTHS ENDED SEPTEMBER 30, 1997

     Consolidated revenues increased approximately $1.7 million or 11%, to $17.7 million from $16 million in 1997. This includes decreased intercompany sales eliminations of approximately $350,000, which is primarily due to reduced sales of structured wiring products from Americable to Enstar Networking.

     Revenues at Americable decreased $264,000 to approximately $4.8 million. The sales decrease resulted from a reduction in bulk distribution sales. The company has shifted its product strategy to place greater emphasis on selling value-added products to include fiber optic cable assemblies and accessories to the Telco industry.

     Revenues at Enstar Networking decreased approximately $1.1 million, or 13.2%, to $6.9 million. This includes increased sales of networking and network security products of approximately $332,000 and $192,000 of higher network and security integration service revenues. Offsetting these increases was approximately $1.6 million of lower structured wiring services and products due to lower demand in certain regional locations.

     Revenues at Transition increased approximately $2.7 million, or 60%, to $7.2 million. Sales of Transition's media and rate conversion products increased approximately $2.9 million, or 109%, to $5.5 million, reflecting an expansion of its distribution channel through partnerships with large wholesale distributors. Sales of supporting LAN products decreased approximately $600,000, or 26%, to $1.7 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers increased approximately $2.3 million, or 75%, to $5.4 million. Sales to international customers increased approximately $365,000, or 25%, to $1.8 million. Sales to international customers accounted for approximately 25% and 32% of net sales in 1998 and 1997, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Consolidated gross profit, as a percent of revenues, increased to 28.5% in 1998 as compared to 26.4% in 1997. Margins at Transition increased to 40.9% from 38.6% due to growth in media conversion products which have higher margins than other products offered by the company. Margins at Americable increased to 22.7% in 1998, as compared to 19.5% in 1997. This increase results primarily from a reduction in the distribution of low margin bulk cable and an increase in the sale of higher margin fiber optic accessories and related products. Margins at Enstar Networking decreased to 14.7% from 18.7% primarily due to unfavorable labor variances on certain structured wiring projects.

     ENStar's selling, general and administrative expenses decreased
$114,000, or 2%, to approximately $4.9 million from $5 million in 1997. Operating expenses at Americable were $987,000 relatively unchanged between periods. Enstar Networking's operating expenses decreased $461,000, or 22%, to approximately $1.7 million, due primarily to cost reductions effected through the elimination of personnel and consolidation of certain regional offices. Transition had increased operating expenses of $330,000, or 19%, which reflects the addition of international sales facilities and related personnel. Enstar's research and development expenses (incurred exclusively within Transition) were approximately $265,000 and $354,000 for 1998 and 1997, respectively. The increase in corporate expenses primarily reflects higher professional fees.

     Net interest expense increased $130,000 to $378,000 from $248,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 reflects ENStar's estimated effective annual tax rate. No tax expense has been recorded in the current period as the net operating loss carryforwards generated in the prior periods offset the current period income. See Note 7 to the Condensed Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $37,000 to $387,000, which is a result of higher earnings at CorVel. CorVel's net earnings for the three months ended September 30, 1998 were approximately $2.6 million, an increase of approximately $175,000 or 7% from the previous year. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


NINE MONTHS ENDED SEPTEMBER 30, 1998 vs. NINE MONTHS ENDED SEPTEMBER 30, 1997

     Consolidated revenues increased approximately $7.7 million, or 18.5%, to approximately $49 million from $41.3 million in 1997. This includes decreased intercompany sales eliminations of approximately $1.5 million which is primarily due to reduced sales of structured wiring products from Americable to Enstar Networking.

     Revenues at Americable decreased $623,000, or 4.3%, to approximately $13.8 million. The sales decrease resulted from a reduction in bulk distribution sales. The company has shifted its product strategy to place greater emphasis on selling value-added products to include fiber optic cable assemblies and accessories to the Telco industry.

     Revenues at Enstar Networking increased approximately $1.6 million, or 9%, to $20 million. This includes increased sales of networking and network security products of approximately $3.4 million and $680,000 of higher network and security integration service revenues. Offsetting these increases was approximately $2.5 million of lower structured wiring services and products due to lower demand in certain regional locations.

     Revenues at Transition increased approximately $5.1 million, or 41%, to $17.7 million. Sales of Transition's media and rate conversion products increased approximately $6.3 million, or 96%, to $13 million, reflecting an expansion of its distribution channel through partnerships with large wholesale distributors. Sales of supporting LAN products decreased approximately $1.2 million, or 19%, to $4.7 million due primarily to reduced sales of Ethernet hubs and switches which reflects Transition's shift in product strategy towards conversion type products. Sales to domestic customers increased approximately $3.7 million, or 44%, to $12.3 million. Sales to international customers increased approximately $1.4 million, or 35%, to $5.4 million. Sales to international customers accounted for approximately 31% and 32% of net sales in 1998 and 1997, respectively. Transition's ability to maintain its present level of sales and sales growth is highly dependent upon its ability to offer new products that meet customer's demands in a rapidly changing market, particularly in light of the relatively short life cycle of its products.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Consolidated gross profit, as a percent of revenues, was 27.6%, relatively unchanged between periods. Margins at Transition and Americable were 40% and 21.8%, respectively, relatively unchanged between periods. Margins at Enstar Networking decreased to 17% from 19.6% primarily due to unfavorable labor variances on certain structured wiring projects. ENStar expects its gross profit margins to decline due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's selling, general and administrative expenses increased $655,000, or 4.4%, to approximately $15.5 million from $14.9 million in 1997. Operating expenses at Americable increased $242,000, to approximately $2.9 million, or 9%, from $2.6 million in 1997, due primarily to the expansion of its fiber optic operations. Enstar Networking's operating expenses decreased $656,000, or 10%, to approximately $5.7 million from $6.4 million in 1997. This reflects approximately $1 million of cost reduction effected through the elimination of personnel and consolidation of certain regional offices. This was offset by approximately $400,000 of increased salaries, benefits, training and other related expenses due to the addition of new network security consulting personnel. Transition had increased operating expenses of approximately
$1.3 million, or 26%, which reflects the addition of international sales facilities and related personnel. Enstar's research and development expenses (incurred exclusively within Transition) were approximately $919,000 and $1.1 million for 1998 and 1997, respectively. The decrease in corporate expenses reflects severance related costs in 1997 associated with a former executive of Americable and lower costs associated with the debenture program.

     Net interest expense increased $486,000 to approximately $1 million from $522,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax benefit in 1997 reflects ENStar's estimated effective annual tax rate. No tax benefit has been recorded in the current period due to the Company's recording an additional valuation allowance against a net deferred tax asset generated in the period. See Note 7 to the Condensed Consolidated Financial Statements of ENStar.

     Equity in earnings of unconsolidated subsidiary increased $133,000 to $1,122,000, which is a result of higher earnings at CorVel. CorVel's net earnings for the nine months ended September 30, 1998 were approximately $7.5 million, an increase of approximately $602,000 or 9% from the previous year. Further information with respect to the results of operations of CorVel is

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations and has experienced fluctuations in its working capital, which are primarily attributable to the change in receivables and inventories associated with the fluctuation in sales and timing of payments on accounts payable. Cash used in operations was approximately $1.8 million and $1.3 million for the nine month periods ended September 30, 1998 and 1997, respectively.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities primarily to individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. Proceeds from long-term debt of approximately $2.4 million represent sales of debentures under this program. At September 30, 1998, the Company had approximately $18.5 million principal amount of subordinated debentures outstanding with a weighted average interest rate of 9.59%.

     The companies maintain revolving line of credit facilities with their principal bank to provide aggregate borrowings up to $8 million, due in September 1998. Borrowings under these facilities are based on eligible accounts receivable and inventory with interest at prime (8.25% at September 30, 1998). At September 30, 1998, there were aggregate outstanding borrowings of approximately $2.3 million and approximately $4 million of available borrowings under these credit facilities. At June 30, 1998, the companies were in compliance or had obtained the necessary waivers from its bank to waive its compliance with certain financial covenants under the terms of its credit agreement. Under the terms of the credit agreement, ENStar is required to make capital contributions if pretax losses are in excess of specified levels. The

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

companies are currently in the process of extending the terms of their credit agreements with their principal bank beyond September 1998. Management believes they will obtain credit facilities with terms comparable to its existing agreements.

     For the nine months ended September 30, 1998, ENStar has provided an aggregate of $2,468,000 of cash contributions under the terms of the amended credit agreement of Americable and Enstar Networking, as a result of operating losses at Enstar Networking. Additional cash contributions from ENStar are expected in 1998 to fund anticipated operating losses and capital expenditures at Enstar Networking.

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company plans to repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. Through November 6, 1998, approximately 290,300 shares had been repurchased at an average price of $6.46 per share.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchase of common stock for 1998 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At November 6, 1998, ENStar had approximately $8.7 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

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

              10.24 Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 1998, among Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated June 30, 1998.

              10.25 Lease Agreement dated September 23, 1998 by and between Lexmark Office One Partners, LLP, a North Dakota limited liability partnership and Enstar Networking Corporation of Eden Prairie, Minnesota.

              10.26 Lease Agreement dated September 14, 1998 by and between PYLON, INC., a North Carolina corporation and Americable, Inc., a Minnesota corporation.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

              27.1     Financial Data Schedule

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




Date     November 12, 1998                 by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date     November 12, 1998                 by    /s/ Thomas S. Wargolet
       ---------------------------         --------------------------
                                           Thomas S. Wargolet
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                           Accounting Officer)

                              EXHIBIT INDEX

Exhibit
Number
--------

  10.24 Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 1998, among Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated June 30, 1998.

  10.25 Lease Agreement dated September 23, 1998 by and between Lexmark Office One Partners, LLP, a North Dakota limited liability partnership and Enstar Networking Corporation of Eden Prairie, Minnesota.

  10.26 Lease Agreement dated September 14, 1998 by and between PYLON, INC., a North Carolina corporation and Americable, Inc., a Minnesota corporation.


  27.1          Financial Data Schedule