Form 10-K405
period 1998-12-31
ENSTAR INC
filed 1999-03-30
CIK 1009515

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 12, 1999 WAS APPROXIMATELY $8.5 MILLION BASED ON THE LAST SALE PRICE FOR THE COMMON STOCK AS REPORTED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION SYSTEM ON THAT DATE.

     AT MARCH 12, 1999, 2,976,723 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     CERTAIN PORTIONS OF THE DOCUMENTS LISTED BELOW HAVE BEEN INCORPORATED BY REFERENCE INTO THE INDICATED PART OF THIS FORM 10-K.

     DOCUMENT INCORPORATED                                PART OF FORM 10-K
     ---------------------                                -----------------
PROXY STATEMENT FOR 1999 ANNUAL MEETING OF SHAREHOLDERS  ITEMS 10, 11, 12 AND 13

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

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

THE COMPANY

     ENStar Inc., a Minnesota corporation formed in 1995 ("ENStar" or the "Company"), is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Enstar Networking Corporation ("Enstar Networking"). Americable is a distributor of premise wiring, connectivity products and low-end networking electronics. Enstar Networking is a network security integrator providing solutions to design, manage and secure corporate network infrastructures. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation.

     On December 10, 1998, ENStar sold Transition Networks, Inc. ("Transition") to Communications Systems, Inc. ("Communications Systems"), a telecommunication company, for approximately $9 million which was received in cash. The transaction involved the sale of all of Transition's common stock. Transition designs, manufactures, and markets connectivity devices and network applications. The gain on disposition was approximately $2.5 million, net of income taxes of approximately $1.6 million.

     Effective December 31, 1998, ENStar sold the assets of the Midwest region of Enstar Networking to Vicom, Incorporated ("Vicom"). The transaction involved the sale of substantially all of the assets of the business in exchange for 1,350,000 shares of Vicom common stock and a $750,000 promissory note to ENStar bearing interest at an annual rate of 9%, interest payable quarterly, with the principal due on or before December 2003. There was no gain or loss on this transaction. As a result of this transaction, ENStar owns a 38.5% ownership interest in Vicom, which is accounted for as an unconsolidated subsidiary using the equity method of accounting.

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

     The Company directly employed five management and administrative employees as of March 12, 1999.

UNCONSOLIDATED SUBSIDIARIES

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

     Vicom. Vicom is a telecommunications company that provides services to integrate voice, data and video solutions. As a less-than-majority-owned subsidiary of ENStar, Vicom's operations have not been consolidated with ENStar, and ENStar's investment in Vicom is accounted for under the equity method of accounting. The Company's investment in Vicom accounts for approximately 1% of its consolidated assets.

     Following the sale of the Midwest region of Enstar Networking to Vicom, Peter Flynn, Officer of ENStar, was named to the Board of Directors of Vicom, pursuant to the terms of the Asset Purchase Agreement. Per the Agreement, a representative of ENStar will serve as a member of the Vicom Board of Directors for so long as ENStar continues to hold not less than 10% of the Vicom outstanding common stock.

OPERATING SUBSIDIARIES

GENERAL

     Americable. Americable was organized as a Minnesota corporation in 1981 and was acquired by NSU in December 1986.

     Americable is a provider of value-added connectivity products and custom OEM manufacturing solutions to the telecommunications, Category 5, and premise wiring markets. Americable manufactures a wide variety of copper and fiber optic cable assemblies, subassemblies and specialty products for its customers. Some of these products are manufactured to standard specifications for sale by Americable and others are custom designed and manufactured by Americable to customer specifications. These customer-designed products are manufactured for both end-users and OEMs. Americable is also a value-added provider of premise wiring, connectivity products, and low-end networking electronics. Americable supplies a wide array of voice and data communication related products such as cable (both copper and fiber optic), cable assemblies, components (blocks, jacks, connectors, patch cords, patch panels) and networking hardware. Americable's goal is to provide quality products, prompt reliable delivery of such products and strong customer service both before and after the products are sold. Americable sells to a wide range of customers throughout the United States in the voice and data communications aftermarket, including contractors, resellers, systems integrators, and OEMs.

     Enstar Networking. Enstar Networking is a network security integrator providing solutions to design, manage and secure corporate network infrastructures. The company's mission is "to provide our clients with technical services and solutions that improve the performance and integrity of their networks." The company offers customized, integrated solutions through two strategic business units:

          Security Integration Group (SIG) is a team of consultants that provide information security consulting services for customers using Internet, extranet and intranetwork applications. These services include policy development, architecture design, business impact analysis, access, auditing, continuity and custom training services. Additionally, this group provides network security awareness training as well as certification training on security software products.

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

     Historically, Enstar Networking operated in various regional locations in the Southwest, Southeast and Midwest, and has added and deleted locations on the basis of business opportunities and operating performance of each location. Following the sale of the Midwest region to Vicom on December 31, 1998, and the shutdown of certain other regional operations during 1998, Enstar Networking's business is focused on the Southwest region of the United States.

     For additional information regarding the Company's business segments, see the Company's Consolidated Financial Statements and the Notes thereto included in this report.

BUSINESS STRATEGY

     Americable. Americable's objective is to be a leading provider of value-added connectivity products and custom OEM manufacturing solutions throughout the United States. To meet this goal, Americable believes it must seek to maintain its current customer relationships and expand its customer base in the regions in which it operates, develop strong relationships with its key suppliers, and develop and enhance its value-added offerings.

     During 1998, approximately 2,700 customers purchased products from Americable. Management at Americable believes that preserving and enhancing these relationships is a constant priority. Continuous quality improvement in its operations along with expansion of its fiber optic product offerings are some of the means that Americable utilizes to enhance its customer relationships.

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

     Enstar Networking. Enstar Networking's objective is to be a leading provider of information technology (IT) services to manage and secure corporate networks. Its focus is on medium to large sized enterprises that deploy complex network infrastructures involving public networks such as the Internet for critical business applications. Enstar Networking believes that its expertise in the design and implementation of networks along with its specialized understanding of security requirements uniquely positions it as a comprehensive solutions provider for its customers. To achieve its objectives, the company is pursuing the following strategies:

          - Develop and market its comprehensive SecureForce Methodology to a focused group of customers. The SecureForce Methodology is a comprehensive approach to the complex world of enterprise corporate security management. SecureForce includes services from its consulting organization, products for the security infrastructure and complete integration of the entire managed solution.

          - Build its consulting services organization. The company's Security Integration Group was formed in April 1997 and currently provides fee-based, on-site consulting services that can provide an evaluation of existing network security systems, analyze potential exposures to security breaches and suggest corrective action. During 1999, the company plans to expand the number of SIG consultants in order to service its customers' demand for security services.

          - Continue to build its support services organization through the 24x7 Technical Assistance Center (TAC) located at the corporate office in Irving, Texas. The TAC services are centered around providing organizations with both technical phone support and on-site support to mission critical network security infrastructures.

          - Develop and implement comprehensive Virtual Private Networking (VPN) solutions to corporations and institutions who plan to use the Internet and Web commerce in their business applications.

          - Maintain strong relationships with the leading manufacturers in the networking industry in order to offer its customers high quality solutions. Enstar Networking has developed relationships with Check Point Software Technologies, Ltd., Cisco Systems, Inc., Internet Security Systems, Inc., Security Dynamics, Inc., NetPartners, Inc., Finjan Inc. and Entrust, Inc.

PRODUCTS AND SERVICES

     Americable. The following is a summary of Americable's sales by principal product group for 1998:

                                                  AS A PERCENT OF SALES
                                                  ---------------------
     Fiber Optic Products..........................       21%
     Copper Products...............................       54%
     Networking Products...........................       24%
     Other Connectivity Products...................        1%


     Americable provides value-added connectivity products and custom OEM manufacturing solutions to the telecommunications, Category 5 and premise wiring markets. Americable designs and manufactures fiber optic and copper cable management solutions differentiated by (i) measurable high performance attributes, (ii) tested long-term reliability and (iii) cost effective design. By partnering with leading manufactures of supporting products, Americable maintains a balance between unique OEM custom specific products and standard industry products.

     Americable maintains a wide variety of high-quality products in its inventory. Product inventory includes copper and fiber optic cable assemblies, connectivity products, such as bulk cable, connectors, patch panels, racks and other cable accessories. Americable generally inventories products from multiple manufacturers. Principal manufacturers of connectivity products include Amp Incorporated, Berk-Tek, Inc., General Cable Corp. and Leviton Manufacturing, Inc.

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

     Enstar Networking. The following is a summary of the company's revenues by principal business unit for 1998, excluding any amounts from the Midwest region sold to Vicom:

                                               PERCENT
                                             OF REVENUES
                                             -----------
     Security Integration Group
          Consulting and Training............      4%
          Products...........................      9%

     Network Integration Services
          Networking Products................     61%
          Services...........................      4%
          Structured Wiring..................     22%


     Set forth below is a description of each business unit's operations.

     Security Integration Group

          Enstar Networking has been involved in the network security market since June 1996 when it became an authorized value-added reseller of Check Point Software Technologies, Ltd.'s ("Check Point") FireWall-1-TM. During 1998, it expanded its network security operation through the creation of the Enstar SecureForce comprehensive security program which offers the following solutions including the combination of several software products:

          Content Control - The increasing use of the Internet brings challenges for management. Policies concerning Internet access must be created and enforced.

          Enstar Networking utilizes, WebSENSE, a software product designed to promote professional use of the Internet by effectively allowing an organization to monitor, report and manage internal Internet use. WebSENSE gives users the flexibility to fine-tune Internet access policy, allowing them to monitor, block or screen access, define and enforce access privileges and preserve bandwidth and server space.

          In addition, Enstar Networking utilizes the software tool SurfinGate offered by Finjan Software, Ltd. to minimize exposures to potentially dangerous "content based applications." SurfinGate protects the computer network from hostile Internet attacks carried out through ActiveX, Java, JavaScript and other mobile code technologies, preventing undetected costly attacks such as industrial espionage, data modification, and denial of service intrusions.

          Public Key Infrastructure (PKI) - Organizations are increasingly relying on secure e-mail, electronic forms, intranets, extranets, and virtual private networks (VPNs) to maximize their effectiveness in a competitive global economy. Public-key cryptography is an accepted mechanism to provide the foundation of network security through encryption and digital signatures. Together, encryption and digital signatures provide confidentiality, access control, authentication, data integrity and non-repudiation.

          The system required to deliver public-key cryptography capabilities is referred to as a Public-Key Infrastructure (PKI). The purpose of a PKI is to manage the keys and certificates required to enable encryption and digital signature services across a variety of applications and platforms. Enstar Networking supports the public-key infrastructure solutions offered by Entrust Technologies and Security Dynamics.

          Access Control - Within enterprise network systems, access control is an important part of the overall security program. User authentication and identification provides accountability for usage policies.

          Enstar Networking offers authentication products manufactured by Security Dynamics. Security Dynamics' ACE/Server and SecurID solutions provide centralized, strong, two-factor authentication services for enterprise networks and operating systems, ensuring that only authorized users gain access to network files, applications and communications.

          Intrusion Detection - Once security controls have been identified and documented in the security policy and standards, they must be implemented and monitored. Enstar Networking uses several software tools, two of which are described below:

          Security Dynamics' Kane Security monitor software is a real-time intrusion detection system that filters through security and audit data to identify unauthorized activities, including compromised user IDs, password cracking attempts, privileged ID abuse and curious users.

          Internet Security Systems, Inc. (ISS), is the leading supplier of adaptive security management systems, providing enterprise-wide information protection software. The ISS SAFEsuite (R) family of products allows organizations to proactively monitor, detect and respond to the growing number of network vulnerabilities and threats to enterprise information.

     Network Integration Services

          Enstar Networking offers the following customized networking services:

          Network Design - Enstar Networking assists its customers with network discovery programs including business requirements definition, requirements design, detailed technology design, preparation of request for proposal (RFP) specifications and materials acquisition management. These services are designed to provide a customer with an RFP including the documentation of user requirements, network design and specific technology design alternatives. These services are either offered as part of an overall project or arranged separately as a billable service.

          Network Architecture Discovery & Analysis - Enstar Networking can assist its customers with detailed information regarding its existing network. A detailed on-site survey by a systems engineer will provide comprehensive network documentation and a current network map to assist a customer in mapping the future direction of its network. This program includes the inventorying and mapping of current equipment along with identification of potential single points of failure and bottlenecks.

          Network Migration - Enstar Networking supplies, implements and supports a select range of suppliers of electronics and software platforms from manufacturers such as Cisco Systems Inc. Enstar Networking's line of network products include concentrators, hubs, switches and routers for both existing and emerging technologies such as Ethernet, Token Ring, FDDI, Fast Ethernet and Asynchronous Transfer Mode ("ATM"). Enstar Networking purchases a number of networking products through large distributors such as Tech Data Corporation and Ingram Micro, Inc.

          Network Maintenance - Enstar Networking provides a broad line of maintenance services including fixed fee network support, telephone support, guaranteed response times, next business day on-site response for problem resolution, "spare-in-the-air" hardware replacement and cabling system diagnosis and repair. Through its Technical Assistance Center (TAC), Enstar Networking can provide remote diagnostic capabilities as part of its maintenance services. The TAC is capable of receiving a customer call, remotely diagnosing the problem, searching for an application solution and, if necessary, dispatching an engineer to perform on-site troubleshooting.

          Remote Security Management - This program is designed to provide customers with an outsourced firewall solution for their network. From hardware to software configuration, Enstar Networking provides its customers a solution to protect their corporate data via dial-up connections and the Internet, without the capital and personnel costs to maintain the firewall.

          Structured Wiring Services ("SWS") - Enstar Networking provides solutions to build network cabling infrastructure for voice and data communications. Enstar Networking will oversee the design and implementation of projects involving multiple LANs across a WAN, consisting of multi-vendor hardware products and several thousand nodes.

MARKETING AND CUSTOMERS

     Americable. Americable sells products to a number of end users, OEMs, contractors, and other system integrators. Customer relationships are developed both face-to-face and via the telephone.

     Americable currently employs 24 telemarketing and sales support representatives. The sales force is currently supplemented by 3 technical service and product managers. Americable sales representatives undergo regular training and attend company-sponsored classes in order to enhance their technical knowledge.

     Americable uses direct mailings, brochures and catalogs in marketing the products that it sells. Americable's catalog, which generally is published every 18 to 24 months, is designed to provide its customers with not only product specifications, but additional technical information to assist them in connection with their system design.

     During 1998 and 1997, Mayo Clinic accounted for 11% and 14%, respectively, of Americable's sales. No other customers accounted for more than 10% of its sales. In addition, in 1998 and 1997, Americable derived approximately 71% and 80% respectively, of its sales from its largest 100 customers.

     Enstar Networking. Enstar Networking provides its products and services to customers in various industries including health care, financial services, legal, manufacturing and education. Customer relationships are generally developed by its outside sales representatives within a 100 mile radius of its regional service center and satellite locations. Marketing efforts are generally focused on customers located in the states in which the company has offices and are directed at Fortune 1000 and middle market corporations, and institutional users such as hospitals and universities. Through its primary regional service center, Enstar Networking provides its customers a full array of services from each of its business units throughout its current locations in Texas and Colorado. Enstar Networking adds and deletes locations on the basis of business opportunities.

     Enstar Networking currently employs 16 outside sales representatives in addition to 7 sales support representatives. The sales force is currently supplemented by 14 regional systems engineers and consultants. Enstar Networking sales representatives undergo continuous training and attend company-sponsored classes in order to enhance their technical expertise and marketing techniques. Many of Enstar Networking sales and technical personnel also attend vendor-sponsored training and education programs mandated by such vendors in order for the company to qualify as an authorized reseller of their products.

     During 1998 and 1997, Enstar Networking had sales to unrelated customers who represented 13% and 11% of sales in the respective years. Enstar Networking derived approximately 74% and 81%, respectively, of its sales from its largest 25 customers.

MANUFACTURING

     Americable. Americable's manufacturing operations consist of the manufacture of custom or specialty cable assemblies including copper, fiber optic, small computer system interface (SCSI) and AS/400 cable assemblies and subassemblies.

     Americable's assemblies are differentiated in the marketplace by their measurable high-performance attributes, tested long-term product reliability, and cost-effective design. Americable offers quick turnaround for both its standard and custom assemblies.

     Americable manufactures a wide variety of singlemode, multimode, and hybrid fiber optic cable assemblies prepared by experienced fiber optic technicians. All of the company's fiber optic assemblies can be terminated with a variety of connector types.

     In addition, Americable helps customers in the design and manufacturing of custom fiber optic assemblies for telecommunications, data communications, and other industrial applications. Americable's pre-terminated multifiber cable assemblies, including outside plant, break-out, and distribution/IFC cable assemblies, can minimize labor-intensive field terminations and improve overall reeliability. Americable has the technical expertise to fabricate a solution to meet a customer's specifications in a wide variety of applications and configuration options.

     Americable manufactures an extensive line of copper assemblies including Category 5 and Enhanced Category 5 patch cords, 734 and 735 coaxial cable assemblies, and small computer systems interface (SCSI) cables. Americable's copper cable assemblies are 100 percent electrically tested for continuity, shorts and configuration.

COMPETITION

     Americable. Americable faces substantial competition from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Americable. Significant competitors include Anicom, Inc., Anixter International, Inc., Graybar, Inc., Kent Electronics Corporation, and a number of smaller domestic companies, as well as product manufacturers outside the United States. The principal competitive factors in the manufacturing industry include price, quality and responsive service. Americable believes that it can compete favorably in the marketplace to which it sells.

     Enstar Networking. Enstar Networking faces substantial competition from a large number of companies, some of which are larger, have greater financial resources, broader name recognition and, in many cases, lower product and operating costs than Enstar Networking. Enstar Networking faces competition from large system integrators and consulting firms such as Electronic Data Systems, Ernst and Young, GE Capital Information Technology Services, Inacom Corporation and a significant number of smaller regional network integrators.

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

     In connection with the Reorganization Transactions, ENStar agreed to indemnify Michael and any subsidiaries of Michael against certain liabilities including: (i) all liabilities (other than the liabilities assumed by Michael) of NSU or any NSU subsidiary, arising out of: (a) the liabilities transferred to ENStar by NSU and (b) the transactions contemplated by the agreement governing the Distribution (the "Distribution"), including the Distribution and any taxes resulting from the Distribution; (ii) all liabilities arising from any claim made by any shareholder of ENStar or by any shareholder or former shareholder of NSU prior to the Effective Date relating to any act or omission of NSU on or prior to the Effective Date in connection with the Reorganization Transactions;
(iii) all liabilities assumed by ENStar relating to the employee benefit plans of NSU; (iv) any breach of the Distribution Agreement by ENStar; and (v) damages, costs, and expenses including attorney's fees incurred in defending and settling claims for such liabilities. As of December 31, 1998, the Company has received no notification of indemnification related to this transaction.

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

PROPOSED TRANSACTION

     On March 8, 1999, the Company reported in a press release that its Board of Directors had established a Special Committee consisting of one of its outside directors to consider a proposal by James Michael and Jeffrey Michael to acquire the shares of Common Stock of ENStar Inc. not already owned by members of the Michael family and certain entities controlled by the Michael family. James Michael is a member of the Board of Directors of the Company and Jeffrey Michael is the President and Chief Executive Officer of the Company and a member of the Board of Directors. The Michael family and its controlled entities own 1,919,556 shares of the Company's Common Stock, or approximately 65% of the outstanding shares.

     The structure of the proposed transaction is expected to be determined through negotiations between the Michael family and the Special Committee of the Board of Directors. The Michael family has preliminarily proposed that the shares of the non-Michael family shareholders be acquired for a cash price of $10.00 per share, however, the proposal is subject to change based on a number of factors including determination of the structure of the transaction.

     The Special Committee will evaluate the fairness of any proposed transaction to all shareholders of the Company, and will engage counsel and financial advisors in connection with its role.

     ENStar Inc. does not anticipate making further announcements regarding the proposed transaction until such time as an agreement has been reached regarding the definitive terms of the proposed transaction or until negotiations are terminated.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

               NAME           AGE               POSITION
               ----           ---               --------
     Jeffrey J. Michael......  42   President and Chief Executive Officer
     Peter E. Flynn..........  39   Executive Vice President
     Thomas S. Wargolet......  35   Chief Financial Officer and Secretary
     Ronald D. Newman........  34   President and Chief Operating Officer, Enstar
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

     Mr. Peter E. Flynn has served as Executive Vice President of the Company since March 1996. In addition, Mr. Flynn has served as President of Americable since June 1997. Prior to such time, Mr. Flynn served as Executive Vice President, Chief Financial Officer and Secretary of NSU. Prior to joining NSU in 1989, Mr. Flynn was an Audit Manager with Arthur Andersen & Co. Mr. Flynn also serves as a director of CorVel and as a director of Vicom.

     Mr. Thomas S. Wargolet has served as Chief Financial Officer and Secretary of the Company since March 1996. Prior to such time, Mr. Wargolet served as Controller of NSU since September 1989. Mr. Wargolet was also the Director of Finance of Americable from September 1991 until January 1995 and Vice President of Finance and Operations from January 1995 to September 1997. Since September 1997, Mr. Wargolet has been the Vice President of Finance and Operations of Enstar Networking. Prior to joining NSU in 1989, Mr. Wargolet was an Audit Senior with Arthur Andersen & Co. Effective March 31, 1999, Mr. Wargolet is expected to discontinue employment with the Company and to be employed by Vicom.

     Mr. Ronald D. Newman has served as President of Enstar Networking since September 1997 and as Chief Operating Officer of Enstar Networking since March 1997. Mr. Newman was the Regional Manager - Southwest Operations from March 1993 to February 1997 and prior to that served in various sales capacities for Americable.

     Officers of the Company are elected annually by the Board of Directors. The current officers of the Company are expected to be re-elected to serve in the same positions for the coming year.

ITEM 2. PROPERTIES.

     Americable. Americable's principal sales and manufacturing operations are located in Minneapolis, Minnesota (39,000 square feet). This facility includes office, warehouse and manufacturing space. Americable also has facilities in Raleigh, North Carolina and Rochester, Minnesota.

     Enstar Networking. Enstar Networking has its corporate headquarters in Irving, Texas, (11,000 square feet), along with satellite offices in Austin and Houston, Texas.

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

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ENStar Inc.'s common stock began trading on the Nasdaq National Market under the symbol ENSR effective March 3, 1997. The following stock prices were obtained from Nasdaq reports:

                                                Low        High
                                                ---        ----
     BY QUARTER

          1998
          First..............................$5 15/16    $7 3/4
          Second............................. 6 3/8       7 5/8
          Third.............................. 5 7/8       8 7/16
          Fourth............................. 6 13/16     9 1/4

          1997
          First..............................$6          $9
          Second............................. 4 3/4       6 1/2
          Third.............................. 6           9 3/8
          Fourth............................. 7 3/8       9


     The last sale price on March 12, 1998 was $9 3/16. The number of common shareholders of record as of March 12, 1999 was 158.

     Management does not anticipate that cash dividends will be paid on ENStar's common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------
                                   1998       1997       1996       1995       1994
                                   ----       ----       ----       ----       ----
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1)
Revenues........................$43,358   $38,632    $48,667    $42,159    $36,940
Operating income (loss)......... (3,689)   (4,767)        44        110     (1,053)
Interest expense, net........... (1,336)     (722)      (169)      (232)      (337)
Income (loss) before income
  taxes and equity in earnings
  of unconsolidated subsidiary.. (5,025)   (5,489)      (125)      (122)    (1,390)
Income (loss) from:
  Continuing operations......... (1,663)   (2,062)     1,154      1,024         86
  Discontinued operations.......  3,436      (199)       (82)       548        200
                                -------   -------    -------    -------    -------
Net income (loss)...............$ 1,773   $(2,261)   $ 1,072    $ 1,572    $   286
                                =======   =======    =======    =======    =======
Basic and diluted net income
  (loss) per share(2)
    Income (loss) from:
      Continuing operations.....$ (0.53)  $ (0.63)   $  0.34    $  0.32    $  0.03
      Discontinued operations...   1.09     (0.06)     (0.02)      0.17       0.06
                                -------   -------    -------    -------    -------
Net income (loss) per share.....$  0.56   $ (0.69)   $  0.32    $  0.49    $  0.09
                                =======   ========   ========   =======    =======
Basic and diluted weighted
  average common and
  common equivalent
  shares outstanding (2)........  3,152     3,289      3,309      3,217      3,235

CONSOLIDATED BALANCE SHEET DATA (1) (END OF PERIOD)

Total assets....................$43,573   $41,106    $32,817    $33,603    $30,520
Long-term debt, including
  current maturities............ 19,003    16,127        944      1,071      3,607
Shareholders' equity............ 13,585    14,937     20,947     19,694     18,176

---------------------------
     (1) Amounts are restated for discontinued operations as discussed in
         Note 3 to Consolidated Financial Statements.

     (2) Basic and diluted net income (loss) per share for 1994 to 1996 was computed using the weighted average number of outstanding shares of NSU Common Stock during each period presented adjusted for the Distribution of one share of ENStar Common Stock for every three shares of NSU Common Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in reliance under the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, the rapid technological changes occurring in the markets in which the Company operates, failure to successfully execute Enstar Networking's service strategy, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the Reorganization Transactions. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable and Enstar Networking. ENStar also owns 1,025,000 shares of common stock of CorVel, or an approximate 25% interest. CorVel is a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the symbol CRVL.

     ENStar's financial condition and results of operation have been significantly affected by the following transactions:

     On December 10, 1998, ENStar sold Transition to Communications Systems for approximately $9 million which was received in cash. The transaction involved the sale of all of Transition's common stock. Transition designs, manufactures, and markets connectivity devices and network applications. The gain on disposition was approximately $2.5 million, net of income taxes of approximately $1.6 million.

     Effective December 31, 1998, ENStar sold the assets of the Midwest region of Enstar Networking to Vicom. The transaction involved the sale of substantially all of the assets of the business in exchange for 1,350,000 shares of Vicom common stock and a $750,000 promissory note to ENStar. There was no gain or loss on this transaction. As a result of this transaction, ENStar owns a 38.5% interest in Vicom, which is accounted for as an unconsolidated subsidiary using the equity method of accounting.

     Historically, Enstar Networking operated in various regional locations in the Southwest, Southeast and Midwest, and has added and deleted locations on the basis of business opportunities and operating performance of each location. Following the sale of the Midwest region to Vicom on December 31, 1998, Enstar Networking's business is focused on the Southwest region of the United States.

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

     Since its organization in 1997, Enstar Networking has made significant investments in new sales, consulting, engineering and technical personnel as part of an effort to build its network security integration business. As part of this strategy in 1998, Enstar Networking has shifted its focus from historical commodity-based networking and structured wiring product sales towards more security integrated solutions. As part of this change, the company experienced a significant increase in operating expenses resulting in operating losses in 1997 and 1998. Enstar Networking expects to incur an operating loss in 1999 as it continues to build its network security consulting practice.

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

     The accompanying management discussion and analysis of results of operation reflects pro forma operating results of Enstar Networking exclusive of the Midwest region sold to Vicom ("ENC - business disposition"). In addition, results of operations are restated to give effect to discontinued operations as discussed in Note 3 to the Consolidated Financial Statements. The following are summarized operating results for ENStar's operating subsidiaries for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                               1998       1997       1996
                                               ----       ----       ----
Revenues
  Americable................................$19,275    $18,694    $22,338
  Enstar Networking......................... 14,271      7,331      5,933
                                            -------    -------    -------
                                             33,546     26,025     28,271

  ENC - business disposition................ 11,560     16,037     23,799
  Eliminations.............................. (1,748)    (3,430)    (3,403)
                                            -------    -------    -------
                                            $43,358    $38,632    $48,667
                                            =======    =======    =======
Gross Profit
  Americable................................$ 4,596    $ 3,964    $ 4,779
  Enstar Networking.........................  2,317      1,331      1,286
                                            -------    -------    -------
                                              6,913      5,295      6,065

  ENC - business disposition................  2,129      3,222      4,935
                                            -------    -------    -------
                                            $ 9,042    $ 8,517    $11,000
                                            =======    =======    =======

Selling, General and Administrative Expenses
  Americable................................$ 4,107    $ 3,585    $ 3,265
  Enstar Networking.........................  4,464      3,311      2,153
  Corporate.................................  1,018      1,305      1,127
                                            -------    -------    -------
                                              9,589      8,201      6,545

  ENC - business disposition................  3,142      5,083      4,411
                                            -------    -------    -------
                                            $12,731    $13,284    $10,956
                                            =======    =======    =======
Operating Income (Loss)
  Americable................................$   489    $   379    $ 1,514
  Enstar Networking......................... (2,147)    (1,980)      (867)
  Corporate................................. (1,018)    (1,305)    (1,127)
                                            -------    -------    -------
                                             (2,676)    (2,906)      (480)

  ENC - business disposition................ (1,013)    (1,861)       524
                                            -------    -------    -------
                                            $(3,689)   $(4,767)   $    44
                                            =======    =======    =======




Interest Expense (Income)
  Americable................................$   111    $   135    $   184
  Enstar Networking..........................   123         --         --
  Corporate.................................  1,102        587        (15)
                                            -------    -------    -------
                                            $ 1,336    $   722    $   169
                                            =======    =======    =======

                                 -20-

RESULTS OF OPERATIONS

1998 VERSUS 1997

     Revenues at Americable increased $581,000, or 3.1%, in 1998, to approximately $19.3 million from $18.7 million in 1997. Sales of fiber optic products increased approximately $1.2 million due to increased focus and expansion of its fiber optic manufacturing operation along with higher demand. This was offset by decreased sales of networking products of approximately $270,000, due to lower demand and decreased sales of copper and other connectivity products of approximately $350,000, due primarily to lower volume of sales to commercial accounts.

     Revenues at Enstar Networking increased approximately $7 million, or 95%, in 1998, to $14.3 million from $7.3 million in 1997. This includes increased revenues of $5.7 million resulting from higher demand for networking products and services. Of this amount, approximately $2.9 million of sales were attributable to three large network installation projects. The increase in revenue at Enstar Networking also includes approximately $1.2 million of higher volume of network security revenues due to increased focus on services, the addition of consulting personnel and higher demand. Enstar Networking expects its revenue growth in 1999 will be adversely impacted by a decreased focus on structured wiring services in certain regional locations. Accordingly, the company does not expect that the revenue growth experienced during 1998 is reflective of growth to be experienced in the future.

     Consolidated pro forma gross profit, as a percent of revenues, increased slightly to 20.6% in 1998 as compared to 20.3% in 1997. Increased margins at Americable are primarily attributable to an increased volume of higher margin fiber optic products. Margins at Enstar Networking decreased to 16.2% in 1998 compared to 18.2% in 1997, which is primarily due to unfavorable labor variances on certain installation projects during the year. ENStar anticipates its gross profit margins may continue to decline in 1999 due to expected competitive pricing pressures on products and services sold by each of its operating companies.

     ENStar's pro forma selling, general and administrative expenses increased approximately $1.4 million, or 17%, to $9.6 million from $8.2 million in 1997. Operating expenses at Americable increased $522,000, or 14.6%, in 1998, compared to $4.1 million in 1997, which is primarily attributable to the addition of product engineering and sales support personnel associated with the expansion of its fiber optic operations.

     The increase in operating expenses of approximately $1.2 million, or 35%, at Enstar Networking in 1998 compared to 1997, reflects increased selling expenses of approximately $660,000 due to higher sales salaries, commissions and related expenses and approximately $250,000 of higher expenses due to the addition of consulting and engineering personnel. In addition, this increase includes approximately $240,000 of higher facility related and other expenses associated with the increased level of personnel.

     Corporate expenses decreased $287,000, or 22%, primarily due to lower costs associated with the Company's debenture program.

     Net interest expense increased by $614,000 to approximately $1.3 million from $722,000 in 1997, due primarily to the higher level of ENStar subordinated debentures in addition to additional borrowings under the Americable credit facility.

     The income tax benefit in 1998 and 1997 reflects ENStar's effective annual income tax rate. See Note 7 to the Consolidated Financial Statements of ENStar.

     Equity in earnings of the Company's unconsolidated subsidiary increased $163,000 to approximately $1.5 million, which is a result of higher earnings at CorVel. CorVel's net earnings for the twelve months ended December 31, 1998 were approximately $10.1 million, an increase of approximately $800,000, or 9%, from the previous year. Further information with respect to the results of operations of CorVel is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of its Annual and Quarterly reports as filed on Forms 10-K and 10-Q with the Securities and Exchange Commission.

     Discontinued operations include the results of operations and a disposition gain associated with the sale of Transition. For the eleven months prior to disposition in 1998, Transition recorded net income from operations of $946,000, net of an income tax provision of $600,000, as compared with a net loss of $199,000, net of an income tax benefit of $100,000 in 1997. The gain on disposition of approximately $2.5 million is net of income taxes of approximately $1.6 million and reflects approximately $600,000 of estimated costs associated with the transaction.

1997 VERSUS 1996

     Revenues at Americable decreased approximately $3.6 million, or 16.3%, to approximately $18.7 million. This includes approximately $2 million of decreased sales of networking products due primarily to lower demand from one customer. In addition, sales of bulk cable and other connectivity products decreased approximately $1.2 million, due primarily to lower volume to contractors and resellers. Sales of cable assemblies decreased approximately $400,000, due primarily to lower demand of custom OEM assemblies.

     Revenues at Enstar Networking increased approximately $1.4 million, or 23.5%, to $7.3 million. This includes approximately $1.2 million of increased revenues from network integration products and services along with approximately $600,000 of revenue from network security products due to higher demand. This was offset by decreased sales of structured wiring products of approximately $400,000 which reflects the company's shift from a distribution/reseller of products, towards more service oriented solutions.

     Consolidated pro forma gross profit, as a percent of revenues, decreased to 20.3% in 1997 as compared to 21.4% in 1996. Decreased margins at Americable, are primarily due to unfavorable labor variances resulting from the expansion of its fiber optic manufacturing operation. Margins at Enstar Networking decreased to 18.2% from 21.7%, primarily due to increased competition for structured wiring and network hardware products.

     ENStar's pro forma selling, general and administrative expenses increased approximately $1.6 million or 25.3%, to $8.2 million from $6.5 million in 1996. The increase in operating expenses at Americable reflects increased expenses of approximately $170,000 primarily due to the addition of sales, purchasing and product management personnel along with higher catalog and marketing related expenses. In addition, there was approximately $150,000 of higher rent, depreciation and other related expenses associated with its facility remodeling.

     Enstar Networking had increased operating expenses of approximately
$1.2 million, or 53.8%. This includes approximately $540,000 of increased salaries, benefits, training and other related expenses due to the addition of new sales, consulting and engineering personnel. The company also had approximately $205,000 of increased expenses due to marketing related costs associated with the introduction of Enstar Networking and approximately $210,000 of higher costs related to the reorganization of its branch operations. In addition, this increase includes approximately $260,000 of higher facility related and other general and administrative expenses associated with the increased level of personnel.

     Corporate expenses increased $178,000, or 15.8% primarily due to higher professional fees.

     Net interest expense increased $553,000 to $722,000 from $169,000 in 1996, due primarily to the higher level of ENStar subordinated debentures in addition to higher borrowings under the Americable credit facility.

     The income tax provision (benefit) in 1997 and 1996 reflects ENStar's estimated effective annual tax rate. See Note 7 to Consolidated Financial Statements of ENStar.

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

     The loss from discontinued operations in 1997 and 1996, reflect the operating losses of Transition.

CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations due primarily to the losses incurred at its operating companies. In addition, ENStar has experienced fluctuations in its working capital, which are primarily attributable to the increase in receivables associated with growth in sales. Cash used in operations was approximately $3.8 million in 1998 versus $1.7 million in 1997.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At December 31, 1998, the Company had approximately $19 million principal amount of subordinated debentures outstanding with weighted average interest rate of 9.6%. Long-term debt proceeds includes approximately $2.4 million of new debentures sold and $600,000 of compounded interest for the year ended December 31, 1998. Approximately $4.9 million of debentures are scheduled to mature during 1999.

     Americable and Enstar Networking maintained a revolving line of credit facility which provided borrowings up to $4 million during the year ended December 31, 1998 and is due in October 1999. Borrowings under this facility were based on eligible accounts receivable and inventory with interest at prime (7.75% at December 31, 1998). At December 31, 1998, there were outstanding borrowings of $1,680,000, and approximately $1.3 million of available borrowings. The note contains certain restrictive covenants, the most significant of which are capital expenditure limitations and limitations on operating losses. Under the terms of the credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable (including Enstar Networking) incurs pretax losses in excess of specified levels. At December 31, 1998, the companies were in compliance with all covenants under this agreement.

     During 1998, ENStar provided an aggregate of approximately $2.5 million in cash Enstar Networking pursuant to the terms of the amended credit agreement. Additional cash investments from ENStar are expected in 1999 to fund anticipated operating losses at Enstar Networking and capital expenditures.

     Effective January 1, 1999, this agreement was amended to provide a maximum lending limit of $3 million based upon a borrowing base of eligible accounts receivable, with an effective interest rate of prime plus 1% (8.75% at January 1, 1999). The Company believes it will be able to renew or obtain new agreements at substantially the same terms and conditions.

     In June 1997, the Company commenced a modified "Dutch Auction" self tender offer for the repurchase of shares of its common stock. This tender offer, which expired in July 1997, resulted in the Company's purchase and retirement of 37,290 shares of its common stock at $6.25 per share or an aggregate cost of approximately $233,000.

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company could repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. Through December 31, 1998, 290,266 shares had been repurchased at an average price of $6.46 per share or an aggregate cost of approximately $1,875,000.

     On March 8, 1999, the Company reported in a press release that its Board of Directors had established a Special Committee consisting of one of its outside directors to consider a proposal by James Michael and Jeffrey Michael to acquire the shares of Common Stock of ENStar Inc. not already owned by members of the Michael family and certain entities controlled by the Michael family. See Note 12 to the Consolidated Financial Statements of ENStar.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchases of common stock for 1999 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At March 12, 1999, ENStar had approximately $16.6 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

YEAR 2000 ISSUES

     General. The Company has completed a preliminary assessment of Year 2000 compliance with respect to the holding company as well as its operating subsidiaries and is currently modifying its systems to accommodate the Year 2000. The Year 2000 problem relates to the fact that many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The Company commenced its assessment of Year 2000 Compliance in January 1998, and expects to complete its Year 2000 remediation efforts in the third quarter of 1999.

     Company Systems. The Company has determined that through normal recurring system upgrades, the majority of the Company's computer hardware and software systems covering its operations, including business processes and financial systems, are currently, or will be by September 30, 1999, Year 2000 compliant.

     Products. Americable sells products to customers under non-exclusive agreements with its suppliers. Americable is not an agent for its suppliers and cannot make representations regarding the Year 2000 compliance or readiness of its suppliers.

     Third Parties. The potential impact of Year 2000 issues will depend to a large extent on the Year 2000 efforts of the Company's vendors, customers, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with certain of these parties to determine their efforts to prepare for the Year 2000 and to evaluate any likely impact on the Company. These communications are focused on third parties that the Company believes could have the greatest impact on its business and operations. This process will continue throughout 1999. The efforts of third parties are not within the control of the Company and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost for the Company.

     Contingency Plans. The Company has not yet established contingency plans in the event that it is unable to complete its remediation efforts by December 31, 1999. These contingency plans are expected to be developed by September 30, 1999.

     Costs. The total cost to upgrade the Company's systems to Year 2000 compliance are expected to be approximately $35,000, of which approximately $4,000 has been spent to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

     The Company's operations are subject to certain market risk changes, primarily relating to fluctuations in interest rates. The Company's interest income and expense is affected by changes in the general level of U.S. interest rates. Changes in interest rates affect the interest earned on the Company's cash equivalents and the interest paid on its debt. The Company maintains significantly all of its debt with a fixed rate of interest. The Company does not anticipate exposure to interest rate market risk will have a material impact on the Company's future earnings, cash flow, or fair value of debt instruments. The market risk on cash equivalents related to interest income, as well as the fair value of cash equivalents, is not expected to have a material impact on the Company. The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company listed in the index under Item 14(a)(1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page F-1 hereof. Certain quarterly financial data is set forth below.

                                                      UNAUDITED
                                      FIRST      SECOND      THIRD     FOURTH
                                      -----      ------      -----     ------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues.............................$ 9,834    $11,639    $10,887    $10,998
Gross profit.........................  1,982      2,302      2,109      2,649
Interest expense, net................   (273)      (338)      (369)      (356)
Income (loss) from -
  Continuing operations.............. (1,117)      (922)      (408)       784
  Discontinued operations............   (195)       227        543      2,861
                                     -------    -------    -------    -------
       Net income (loss).............$(1,312)   $  (695)   $   135    $ 3,645
                                     =======    =======    =======    =======
Basic and diluted income
  (loss) per share
  Continuing operations..............$  (.34)   $  (.28)   $  (.13)   $   .26
  Discontinued operations............   (.06)       .07        .17        .96
                                     -------    -------    -------    -------
       Net income (loss) per share...$  (.40)   $  (.21)   $   .04    $  1.22
                                     =======    =======    =======    =======
1997
Revenues.............................$ 8,382    $ 9,555    $11,906    $ 8,789
Gross profit.........................  2,046      2,081      2,472      1,918
Interest expense, net................    (62)      (152)      (232)      (276)
Income (loss) from -
  Continuing operations..............   (447)      (701)      (364)      (550)
  Discontinued operations............   (135)        99          8       (171)
                                     -------    -------    -------    -------
       Net income (loss).............$  (582)   $  (602)   $  (356)   $  (721)
                                     =======    =======    =======    =======
Basic and diluted income
  (loss) per share
  Continuing operations..............$  (.14)   $  (.22)   $  (.12)   $  (.17)
  Discontinued operations............   (.04)       .03        .01       (.05)
                                     -------    -------    -------    -------
       Net income (loss)per share....$  (.18)   $  (.19)   $  (.11)   $  (.22)
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), except for the information relating to the executive officers of the Company set forth in Part I of this report, the information called for by Items 10, 11, 12 and 13 is incorporated herein by reference to the information contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or prior to April 30, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)l.    CONSOLIDATED FINANCIAL STATEMENTS
         ENStar Inc.
         Consolidated Statements of Operations.......................        F-2
         Consolidated Balance Sheets.................................        F-3
         Consolidated Statements of Shareholders' Equity.............        F-4
         Consolidated Statements of Cash Flows.......................        F-5
         Notes to Consolidated Financial Statements..................F-6 to F-21
         Report of Independent Certified Public Accountants..........       F-22
         Schedule II -- Valuation and Qualifying Accounts............       F-23

   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
  (i)    CorVel Corporation
         Report of Independent Auditors..............................        S-1
         Consolidated Statements of Income...........................        S-2
         Consolidated Balance Sheets.................................        S-3
         Consolidated Statements of Stockholders' Equity.............        S-4
         Consolidated Statements of Cash Flows.......................        S-6
         Notes to Consolidated Financial Statements..................S-7 to S-18
         Schedule II -- Valuation and Qualifying Accounts............       S-19


     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

  2.1     Agreement and Plan of Reorganization, dated as of December
          21, 1995, by and among North Star Universal, Inc., Michael
          Foods, Inc. and NSU Merger Co. (filed as Exhibit 2 to the
          Company's Registration Statement on Form S-4, Registration
          No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request)).
  2.2 Asset Purchase Agreement, dated as of December 31, 1998 by and between Vicom, Inc. and Enstar Networking
          Corporation.
  2.3     Stock Purchase & Registration Rights Agreement, dated as of
          December 31, 1998, by and between Americable, Inc., and Vicom, Inc.
  2.4     Stock Purchase Agreement dated December 10, 1998, between
          Communications Systems, Inc., Ameriable, Inc., and ENStar Inc.
          (filed as Exhibit 2.1 to the Company's current report on Form 8-K, filed December 22, 1998, and incorporated herein by reference).
  3.1     Articles of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-4,
          Registration No. 333-1925 and incorporated herein by reference).
  3.2     Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Registration Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference).
  4.1 Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form
          S-1, Registration No. 333-24007 and incorporated herein by reference).
  4.2 Form of Supplemental Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-1, Registration No. 333-24007 and incorporated herein by reference).
+10.1 1996 Stock Incentive Plan, including forms of option agreements (filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-4, Registration No.
          333-1925, and incorporated herein by reference).
 10.2     Amended and Restated Loan and Security Agreement, dated
          June 1, 1993, among Americable, Inc., Transition Networks, Inc.,
          Cable Distribution Systems, Inc., and First Bank National
          Association (filed as exhibit 10.31 to the Quarterly Report on Form 10-Q of North Star Universal, Inc. for the quarter ended
          June 30, 1993, and incorporated herein by reference).


                                 -29-







 10.3     First Amendment to the Amended and Restated Loan and Security
          Agreement, dated November 29, 1993, among Americable, Inc.,
          Transition Networks, Inc., Cable Distribution Systems, Inc., and First Bank National Association (filed as exhibit 10.26 to the Annual Report on Form 10-K of North Star Universal, Inc.
          for the year ended December 31, 1994, and incorporated herein by reference).
 10.4 Waiver and Second Amendment to the Amended and Restated Loan and Security Agreement, dated March 3, 1995, among Americable, Inc.,
          Transition Networks, Inc., Cable Distribution Systems, Inc., and
          First Bank National Association (filed as exhibit 10.27 to the
          Annual Report on Form 10-K of North Star Universal, Inc. for the year ended December 31, 1994, and incorporated herein by reference).
 10.5     Amendment to Supplement A to Amended and Restated Loan and Security
          Agreement dated as of June 1, 1993 among Americable, Inc., Transition
          Networks, Inc., Cable Distribution Systems, Inc. and First Bank
          National Association (filed as exhibit 10.28 to the Annual Report on
          Form 10-K of North Star Universal, Inc., and incorporated herein by reference.)
 10.6     Sixth Amendment to the Amended and Restated Loan and Security
          Agreement, dated August 9, 1996, among Americable, Inc.,
          Transition Networks, Inc., Cable Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of
          North Star Universal, Inc. for the quarter ended June 30, 1996, and incorporated herein by reference).
 10.7     Lease Agreement dated June 13, 1995 between Transition and
          West Life & Annuity Insurance Company for lease of premises at 6475 City West Parkway, Eden Prairie, Minnesota. (Filed as Exhibit 10.11 to the Company's Registration Statement on
          Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.8     Lease Agreement dated February 21, 1989 between Americable and
          Ryan/Flying Cloud Associates Limited Partnership, including amendments thereto, for the lease of premises at 7450 Flying Cloud Drive, Eden
          Prairie, Minnesota. (Filed as Exhibit 10.12 to the Company's
          Registration Statement on Form S-4, Registration No. 333-1925, and incorporated herein by reference).
 10.9     Distribution Agreement between North Star Universal, Inc., and the
          Company (Filed as an Exhibit to Agreement and Plan of Reorganization, dated as of December 21, 1995, by and among North Star Universal, Inc., Michael Foods, Inc. and NSU Merger Co., which agreement was filed as Exhibit 2 to the Company's Registration Statement on Form
          S-4, Registration No. 333-1925, and is incorporated herein by reference).
 10.10    Commercial Lease Agreement between Americable, Inc. and LaSalle
          National Trust (filed as Exhibit 10.4 to the Quarterly Report on
          Form 10-Q of North Star Universal, Inc. for the quarter ended
          September 30, 1996 and incorporated herein by reference).


                                 -30-









 10.11    Commercial Lease Agreement between Americable, Inc. and Petroleum,
          Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
          North Star Universal, Inc. for the quarter ended June 30, 1996 and incorporated herein by reference).
 10.12    Separation and General Release, dated February 17, 1997, between
          Americable and Gary L. Eizenga (filed as Exhibit 10.8 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).
 10.13 First Amendment to Loan and Security Agreement, dated May 29, 1997, among Transition Networks, Inc., and First Bank National Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as Exhibit 10.9 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
 10.14    Seventh Amendment to Amended and Restated Loan and Security
          Agreement, dated May 29, 1997, among Americable, Inc., Cable
          Distribution Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security
          Agreement dated August 9, 1996 (filed as Exhibit 10.10 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997 and incorporated herein by reference).
 10.15    Second Amendment to Loan and Security Agreement, dated September 30,
          1997, among Transition Networks, Inc., and First Bank National
          Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as Exhibit 10.11 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997 and incorporated herein by reference).
 10.16 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated September 30, 1997, among Americable, Inc., Cable Distribution
          Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          August 9, 1996 (filed as Exhibit 10.12 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).
 10.17 Assumption Agreement And Ninth Amendment To Amended And Restated Loan and Security Agreement And Waiver dated as of March 5, 1998, among
          Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking
          Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          September 30, 1997 (filed as exhibit 10.13 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
 10.18    Third Amendment to Loan and Security Agreement and Waiver, dated
          March 27, 1998, among Transition Networks, Inc., and U.S. Bank
          National Association, amending the terms of the Amended and Restated
          Loan and Security Agreement and Waiver dated September 30, 1997 (filed as exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
 10.19    Assignment of Lease, dated as of January 1999, by and among Enstar
          Networking Corporation, Vicom Incorporated and Lexmark Office One
          Partners LLP.



                                 -31-







+10.20    Americable, Inc. 1999 Stock Option Plan (filed as Exhibit 10.9 to the
          Company's Registration Statement on Form S-1, Registration No.
          333-24007 and incorporated herein by reference).
+10.21    Enstar Networking Corporation Stock Option Plan.
 10.22    Fourth Amendment to Loan and Security Agreement dated as of June 30,
          1998, among Transition Networks, Inc., and U.S. Bank National
          Association, amending the terms of the Amended and Restated Loan and
          Security Agreement and Waiver dated September 30, 1997 (filed as exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998, and incorporated herein by reference).
 10.23    Tenth Amendment to Amended and Restated Loan and Security Agreement
          dated as of June 30, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated September 30, 1997
          (filed as exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
 10.24    Eleventh Amendment to Amended and Restated Loan and Security Agreement
          dated as of August 31, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated June 30, 1997
          (filed as exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.25    Lease Agreement dated September 23, 1998, by and between Lexmark
          Office One Partners, LLP, a North Dakota limited liability partnership, and Enstar Networking Corporation of Eden Prairie,
          Minnesota (filed as exhibit 10.25 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.26    Lease Agreement dated September 14, 1998, by and between PYLON, INC., a North Carolina corporation, and Americable, Inc., a Minnesota corporation (filed as exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.27    Twelfth Amendment to Amended and Restated Loan and Security Agreement
          dated November 30, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated August 31, 1998.
 10.28    Thirteenth Amendment to Amended and Restated Loan and Security
          Agreement and Consent dated January 8, 1999, among Americable, Inc.,
          Enstar Networking Corporation, and U.S. Bank National Association,
          amending the terms of the Amended and Restated Loan and Security
          Agreement dated November 30, 1998.







                                 -32-







 21.1     Subsidiaries of the Company.
 23.1     Consent of Independent Auditors - Ernst & Young LLP.
 27.1     Financial Data Schedule.
 99.1     Cautionary Statement Regarding Forward Looking Statements.

--------------------------
 + Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
(b) Reports on Form 8-K. On December 22, 1998, the Company filed a current report on Form 8-K to report the disposition of assets in connection with the sale of the stock of Transition Networks, Inc. (Item 2). The filing included the Company's pro forma financial statements reflecting the disposition (Item 7).
(c) See the Exhibits set forth above.
(d) See the Financial Statement Schedules of the Company, and Subsidiaries Consolidated Financial Statements and the CorVel Corporation Financial Statement Schedule attached as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999

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

By                /s/ JEFFREY J. MICHAEL               Dated:   March 30, 1999
     ------------------------------------------------
                    Jeffrey J. Michael
     President, Chief Executive Officer and Director
              (principal executive officer)

By                 /s/ THOMAS S. WARGOLET              Dated:   March 30, 1999
     ------------------------------------------------
                     Thomas S. Wargolet
     Chief Financial Officer and Secretary (principal
            financial and accounting officer)

By                  /s/ MILES E. EFRON                 Dated:   March 30, 1999
     ------------------------------------------------
                      Miles E. Efron
                         Director

By                 /s/ JAMES H. MICHAEL                Dated:   March 30, 1999
     ------------------------------------------------
                     James H. Michael
                         Director

By                                                     Dated:   March 30, 1999
     ------------------------------------------------
                     Richard J. Braun
                         Director

                                  ENSTAR INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FINANCIAL STATEMENTS OF ENSTAR                 PAGE
               ------------------------------                 ----
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................   F-2
Consolidated Balance Sheets as of December 31, 1998
  and 1997..................................................   F-3
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997, and 1996.............   F-4
Consolidated Statements of Cash Flows for the
  years ended December 31, 1998, 1997, and 1996.............   F-5
Notes to Consolidated Financial Statements..................   F-6
Report of Independent Certified Public Accountants..........  F-22
Schedule II -- Valuation and Qualifying Accounts............  F-23


               FINANCIAL STATEMENTS OF CORVEL
               ------------------------------
Report of Independent Auditors..............................   S-1
Consolidated Statements of Income for the three years
  ended March 31, 1996, 1997, and 1998......................   S-2
Consolidated Balance Sheets as of March 31, 1997 and 1998...   S-3
Consolidated Statements of Stockholders' Equity for the
  three years ended March 31, 1996, 1997, and 1998..........   S-4
Consolidated Statements of Cash Flows for the three years
  ended March 31, 1996, 1997, and 1998......................   S-6
Notes to Consolidated Financial Statements..................   S-7
Schedule II -- Valuation and Qualifying Accounts............  S-19



                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1998       1997       1996
                                                    ----       ----       ----
                                                          (IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNTS)
Revenues.........................................$43,358    $38,632    $48,667
Operating and product costs...................... 34,316     30,115     37,667
                                                 -------    -------    -------
Gross profit.....................................  9,042      8,517     11,000
Selling, general and administrative expenses..... 12,731     13,284     10,956
                                                 -------    -------    -------
Operating income (loss).......................... (3,689)    (4,767)        44
Interest expense, net............................ (1,336)      (722)      (169)
                                                 -------    -------    -------
Loss before taxes and equity in earnings
  of unconsolidated subsidiary................... (5,025)    (5,489)      (125)
Income tax provision (benefit)................... (1,850)    (2,078)        25
                                                 -------    -------    -------
Loss before equity in earnings
  of unconsolidated subsidiary................... (3,175)    (3,411)      (150)
Equity in earnings of
  unconsolidated subsidiary......................  1,512      1,349      1,304
                                                 -------    -------    -------
Income (loss) from continuing operations......... (1,663)    (2,062)     1,154

Discontinued operations, net of taxes
  Income (loss) from operations..................    946       (199)       (82)
  Gain on disposition............................  2,490        ---        ---
                                                 -------    -------    -------
                                                   3,436       (199)       (82)
                                                 -------    -------    -------
Net income (loss)....... ........................$ 1,773    $(2,261)   $ 1,072
                                                 =======    =======    =======

Basic and diluted income (loss) per share
  Continuing operations..........................$ (0.53)   $ (0.63)   $  0.34
  Discontinued operations........................$  1.09    $ (0.06)   $ (0.02)
                                                 -------    -------    -------
Net income (loss) per share......................$  0.56    $ (0.69)   $  0.32
                                                 =======    =======    =======
Basic and diluted
  weighted average shares outstanding............  3,152      3,289      3,309
                                                 =======    =======    =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                    ----------------------
                                                       1998         1997
                                                       ----         ----
                                                        (IN THOUSANDS)
ASSETS
Current assets
  Cash and cash equivalents.........................$17,155      $12,563
  Accounts receivable, net of allowance
    for doubtful accounts ($374 in 1998
    and $289 in 1997)...............................  4,769        4,979
  Inventories.......................................  1,734        2,630
  Prepaid expenses and other........................    161          285
  Net assets of discontinued operations.............     --        3,295
                                                    -------      -------
     Total current assets........................... 23,819       23,752
Property and equipment, net.........................  1,072        1,390
Goodwill............................................  4,486        4,642
Investment in unconsolidated subsidiaries........... 13,293       11,170
Other...............................................    903          152
                                                    -------      -------
                                                    $43,573      $41,106
                                                    =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable to bank.............................$ 1,680      $ 2,380
  Current maturities of long-term debt..............  4,899          134
  Accounts payable..................................  3,186        2,827
  Accrued expenses..................................  4,580        4,835
                                                    -------      -------
       Total current liabilities.................... 14,345       10,176
Long-term debt, less current maturities............. 14,104       15,993
Deferred income taxes...............................  1,539           --
Commitments and contingencies.......................     --           --
Shareholders' equity................................ 13,585       14,937
                                                    -------      -------
                                                    $43,573      $41,106
                                                    =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                       COMMON STOCK
                      ---------------  ADDITIONAL          OPERATING  TOTAL
                      SHARES            PAID-IN    RETAINED   UNIT SHAREHOLDERS'
                      ISSUED   AMOUNT   CAPITAL    EARNINGS  EQUITY   EQUITY
                      ------   ------  ----------  --------  ------   ------
Balance at
 January 1, 1996          --   $ --     $    --    $    --  $ 19,694  19,694
 Net income...........    --     --          --         --       868     868
 Effect of equity
  transactions of
  unconsolidated
  subsidiary..........    --     --          --         --       (45)    (45)
 Constructive
  dividend............    --     --          --         --      (309)   (309)
                      ------   ----     -------    -------  --------  ------

Balance at
 November 6, 1996         --     --          --         --    20,208  20,208
 Contribution of common
  stock of Americable,
  Transition and CorVel
  to ENStar Inc. by
  North Star Universal,
  Inc. (NSU)..........    --     --      20,208         --   (20,208)     --
 Additional capital
  invested............    --     --         660         --        --     660
 Net income from
  November 7, 1996
  through December 31,
  1996................    --     --          --        204        --     204
 Effect of equity
  transactions of
  unconsolidated
  subsidiary..........    --     --        (125)        --        --    (125)
 Issuance of shares of
  ENStar common stock
  to shareholders...3,304,279    33         (33)        --        --      --
                    ---------  ----     -------    -------  --------  ------

Balance at
 December 31, 1996  3,304,279    33      20,710        204        --  20,947

 Net loss.............     --    --          --     (2,261)       --  (2,261)
 Effect of equity
  transactions of
  unconsolidated
  subsidiary..........     --    --      (1,434)        --        --  (1,434)
 Constructive dividend
  to NSU..............     --    --      (2,082)        --        --  (2,082)
 Purchase of
  common stock....... (37,290)   --        (233)        --        --    (233)
                    ---------  ----     -------    -------  --------  ------

Balance at
 December 31, 1997  3,266,989    33      16,961     (2,057)       --  14,937

 Net income...........     --    --          --      1,773        --   1,773
 Effect of equity
  transactions of
  unconsolidated
  subsidiaries........     --    --        (640)        --        --    (640)
 Adjustment of net
  operating loss
  carryforward
  allocation..........     --    --        (610)        --        --    (610)
 Purchase of
  common stock...... (290,266)   (3)     (1,872)        --        --   (1,875)
                    ---------  ----     -------    -------  --------   ------

Balance at
 December 31, 1998  2,976,723  $ 30     $13,839    $  (284) $     --  $13,585
                    =========  ====     =======    =======  ========  =======

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                        ----        ----        ----
                                                               (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)..................................$  1,773    $(2,261)    $ 1,072
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
     Equity in earnings of unconsolidated
       subsidiary....................................  (1,512)    (1,349)     (1,304)
     Depreciation and amortization...................   1,204        815         683
     Deferred income taxes...........................  (1,855)    (2,078)         34
     Gain on sale of discontinued operation..........  (2,490)        --          --
     Net (income) loss from discontinued operation...    (946)       199          82
     Discontinued operation - other..................     518        808       1,112
     Changes in operating assets and liabilities,
       net of effects from business dispositions
       Accounts receivable...........................  (1,263)     1,204         751
       Inventories...................................     731       (205)        721
       Accounts payable, accrued expenses and other..     132      1,195      (2,331)
                                                     --------    --------    ------
  Net cash provided by (used in)
       operating activities..........................  (3,708)    (1,672)        820

Cash flows from investing activities
  Capital expenditures...............................    (832)    (1,145)       (627)
  Collections on notes receivable....................      --         --         258
  Proceeds from sale of discontinued operations......   8,903         --          --
  Other..............................................      (1)       (79)       (240)
                                                     --------    -------     -------
  Net cash provided by (used in)
    investing activities.............................   8,070     (1,224)       (609)

Cash flows from financing activities
  Long term debt repayments.......................... (50,591)   (47,671)    (56,411)
  Long term debt borrowings..........................  49,891     49,341      56,396
  Proceeds from long-term debt.......................   3,004     15,183         944
  Payments on long-term debt.........................    (128)        --      (1,071)
  Purchase of common stock...........................  (1,875)      (233)         --
  Additional capital invested
    (constructive dividends).........................      --     (2,082)        351
  Other..............................................     (71)       192          52
                                                     --------    --------    --------
  Net cash provided by financing activities..........     230     14,730         261
                                                     --------    --------    --------
  Net increase in cash
    and cash equivalents.............................   4,592     11,834         472

Cash and cash equivalents at
  beginning of year..................................  12,563        729         257
                                                     --------    --------    --------
Cash and cash equivalents at end of year.............$ 17,155    $12,563     $   729
                                                     ========    ========    ========


Cash paid during the year for:
  Interest...........................................$ 1,336     $   722     $   169
  Taxes..............................................     20          69          --

See Note 2.

 The accompanying notes are an integral part of these consolidated statements.

                                  ENSTAR INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

     ENStar Inc. ("ENStar" or the "Company") is a holding company principally comprised of two operating companies, Americable, Inc. ("Americable") and Enstar Networking Corporation ("Enstar Networking"), and equity investments in CorVel Corporation ("CorVel") and Vicom, Incorporated ("Vicom"). ENStar was formerly an operating unit of North Star Universal, Inc. ("North Star"). In November 1996, North Star contributed the operating unit's assets to ENStar. On
February 28, 1997 North Star, in connection with its merger with Michael Foods, Inc. ("Michael Foods"), distributed its ownership interest in ENStar to North Star's shareholders through a tax free dividend, thus causing ENStar to become a publicly held company.

     In December 1998, ENStar sold Transition Networks, Inc. ("Transition") for approximately $9 million cash. As described further in Note 3, the accompanying consolidated financial statements and related notes have been restated for all periods to reflect the effects of this discontinued operation. Also, effective December 31, 1998, ENStar sold certain assets of Enstar Networking to Vicom in exchange for common stock of Vicom and a promissory note (see Note 4). As a result of this transaction, ENStar owns a 38.5% ownership interest in Vicom, which is accounted for as an unconsolidated subsidiary using the equity method of accounting. Vicom is a telecommunications company providing services to integrate voice, data and video solutions.

     Americable is a distributor of premise wiring, connectivity products, and low-end networking electronics, with sales throughout the United States. Americable's sales represents approximately 43% of the Company's consolidated sales. Enstar Networking is a security integrator providing solutions to design, manage, and secure corporate network infrastructures and makes up the remaining 57% of sales. CorVel is a health care services company. At December 31, 1998 and 1997, the Company had a 25% ownership interest in CorVel, which is accounted for as an unconsolidated subsidiary using the equity method of accounting.

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

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES (Continued)

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

     INVENTORIES Inventories are stated at the lower of average cost (determined on a first-in, first-out basis) or market. Inventories consist exclusively of finished goods.

     PROPERTY AND EQUIPMENT Property and equipment are recorded at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Accelerated methods are used for income tax reporting. Property and equipment consist of the following
(in thousands):

                                                                DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                               ----     ----
     Leasehold improvements..................................$  126   $  167
     Office and computer equipment........................... 3,257    3,230
                                                             ------   ------
                                                              3,383    3,397
     Less -- accumulated depreciation and amortization....... 2,311    2,007
                                                             ------   ------
                                                             $1,072   $1,390
                                                             ======   ======

                                 F-7

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES (Continued)

     GOODWILL Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $1,858,000 and $1,701,000 at December 31, 1998 and 1997. The Company maintains separate financial records for each of its acquired entities and evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted future cash flows of the related assets. The Company adjusts the value of a subsidiary's goodwill if an impairment is identified.

     ACCRUED EXPENSES Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                 ----      ----
     Payroll and related benefits..............................$1,011    $  550
     Insurance reserves........................................   397       544
     Business disposition obligations.......................... 2,117     1,974
     Other..................................................... 1,055     1,767
                                                               ------    ------
                                                               $4,580    $4,835
                                                               ======    ======

     The business disposition obligations primarily represent a lease commitment of a business disposed by North Star. These obligations were part of the liabilities assumed by ENStar under the indemnification agreement discussed in
Note 8.

     REVENUE RECOGNITION The Company recognizes revenue from product sales at the time product is shipped to a customer. Service revenue is recognized at the time service is provided or ratably over the contractual service period.

     ADVERTISING The Company expenses advertising costs as incurred. Advertising costs charged to expense were approximately $217,000 in 1998, $329,000 in 1997, and $138,000 in 1996.

     NET INCOME (LOSS) PER SHARE Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. Options to purchase 291,750 and 90,750 shares of common stock with weighted average exercise prices of $7.87 and $8.97 were outstanding during 1998 and 1997, but were excluded from the computation of common share equivalents because they were antidultive.

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES (Continued)

     For 1996, net income (loss) per share was computed based on the weighted average number of shares of North Star common stock outstanding (9,927,000). This weighted average number of shares was adjusted to reflect the distribution of ENStar Inc. common stock to North Star shareholders whereby one share of ENStar Inc. common stock was issued to each holder of three shares of North Star common stock.

     NEW ACCOUNTING PRONOUNCEMENTS The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for the Company beginning in 1999. SOP 98-1 should not have a material effect on the financial position, results of operations, or cash flows of the Company when adopted.

     CAPITAL STOCK The Company has available for issue 100,000,000 shares, consisting of 20,000,000 shares of preferred stock, par value of $.01 per share, of which none have been issued or are outstanding at December 31, 1998, and 80,000,000 shares of common stock, par value of $.01 per share, of which 3,304,279 were issued in February 1997 in connection with the distribution of ENStar common stock to NSU shareholders. These shares have been reported in the Company's financial statements as if they were outstanding at December 31, 1996. During 1997, the Company repurchased 37,290 shares of its common stock using a modified "Dutch Auction" self tender offer at an average share price of $6.25. In March of 1998, the Company's Board of Directors authorized the repurchase of up to 350,000 shares of common stock. During 1998, the Company purchased 290,266 shares for approximately $1,875,000.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NON-CASH ITEMS During 1998, in connection with the sale of the Midwest division of Enstar Networking to Vicom in a non-cash transaction, the company sold net operating assets of $1,486,000 to Vicom for 1,350,000 shares of Vicom stock and a $750,000 note receivable. Corvel periodically has transactions in its own capital stock (stock repurchases and the issuance of additional shares due to stock option exercises) that affect the Company's investment in unconsolidated subsidiary.
As a result of these transactions, the Company has experienced a reduction in its investment in unconsolidated subsidiary of $938,000, $2,349,000 and $337,000 during 1998, 1997 and 1996. These transactions, net of tax, are also reflected as a reduction in the Company's additional paid-in capital of $640,000, $1,434,000, and $170,000 for 1998, 1997, and 1996.

     STOCK BASED COMPENSATION The Company utilizes the intrinsic value method of accounting for its employee stock based compensation plans. Information related to the fair value based method of accounting is contained in Note 10.






                                 F-9

                                ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES In the preparation of the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     RECLASSIFICATIONS Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

NOTE 3 - DISCONTINUED OPERATIONS

     On December 10, 1998, ENStar sold all of Transition's common stock to Communications Systems, a telecommunications company, for approximately
$9 million which was received in cash. Transition designs, manufactures, and markets connectivity devices and network applications. The gain on disposition was approximately $2.5 million, net of income taxes of approximately $1.6 million.

     Results of operations of Transition are reflected in discontinued operations in the accompanying consolidated statement of operations. Operating results of Transition through the date of sale were as follows:

                                              1998        1997        1996
                                              ----        ----        ----
     Revenues..............................$21,134     $15,720     $15,456
                                           =======     =======     =======

     Income (loss) before income taxes.....$ 1,546     $  (299)    $  (132)
     Income tax provision (benefit)........    600        (100)        (50)
                                           -------     -------     -------
     Net income (loss) from
       discontinued operations.............$   946     $  (199)    $   (82)
                                           =======     =======     =======
</TABLE
















                                  ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

     At December 31, 1997, the net asset of discontinued operations consist of the following (in thousands):



     Working capital.......................$ 2,665
     Property and equipment................    774
     Other assets..........................     31
     Long term debt........................   (175)
                                           -------
                                           $ 3,295
                                           =======

NOTE 4 - SALE OF ASSETS

     Effective December 31, 1998, ENStar sold the assets of the Midwest region of Enstar Networking to Vicom. The transaction involved the sale of substantially all of the assets of the business in exchange for 1,350,000 shares of Vicom common stock and a $750,000 promissory note to ENStar bearing interest at an annual rate of 9%, interest payable quarterly, with the principal due on or before December 2003. There was no gain or loss on this transaction. As a result of this transaction, ENStar owns a 38.5% ownership interest in Vicom, which is accounted for as an unconsolidated subsidiary using the equity method of accounting.

     The following sets forth the unaudited consolidated results of operations as if this transaction had occurred as of January 1, 1998 (in thousands):

                                              1998
                                              ----
     Revenues..............................$33,546
     Loss from continuing operations....... (1,050)

     Basic and diluted loss per share
       from continuing operations..........$  (.33)

NOTE 5 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     The Company's unconsolidated subsidiaries consist of its investments in CorVel and Vicom. CorVel is a health care services company with a fiscal year end of March 31. Vicom is a telecommunications company with a December 31,

                                   ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (Continued)

year end. For the year ended December 31, 1997, Vicom had total assets of approximately $4,418,000 and net earnings of $56,000 on revenues of $6,639,000. The Vicom financial information for the year ended December 31, 1998, is not yet available. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the twelve month period ended December 31, 1998 (in thousands):

                                             CorVel
                                             ------
     Current assets.......................$ 40,329
     Total assets.........................  64,538
     Current liabilities..................  11,466
     Noncurrent liabilities...............   2,649
     Revenues............................. 159,500
     Gross profit.........................  28,331
     Net income (loss)....................  10,087


     At December 31, 1998, shareholders' equity includes approximately $4.8 million of unremitted earnings related to the Company's investment in CorVel. At December 31, 1998, the fair value of the Company's investments in CorVel, based on the closing market price, was approximately $36.1 million. As the Vicom stock is not widely traded on the local over-the-counter market, the market value of the Company's investment in Vicom was determined in a non-cash transaction to be approximately $600,000 based upon the net fair value of the assets sold, less the proceeds received from Vicom and the costs related to the transaction.

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT

     Americable and Enstar Networking maintained a revolving line of credit facility which provided borrowings up to $4 million during the year ended December 31, 1998 and is due in October 1999. Borrowings under this facility were based on eligible accounts receivable and inventory with interest at prime (7.75% at December 31, 1998). At December 31, 1998, there were outstanding borrowings of $1,680,000, and approximately $1.3 million of available borrowings. The note contains certain restrictive covenants, the most significant of which are capital expenditure limitations and limitations on operating losses. Under the terms of the credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable
(including Enstar Networking) incurs pretax losses in excess of specified levels. At December 31, 1998, the company was in compliance with all covenants under this agreement.

                                 ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT (Continued)

     During 1998, ENStar provided an aggregate of approximately $2.5 million in cash to Americable pursuant to the terms of the credit agreement. Additional cash investments from ENStar may be required in 1999 to fund operations and capital expenditures of Americable and Enstar Networking.

     Effective January 1, 1999, this agreement was amended to provide a maximum lending limit of $3 million based upon a borrowing base of eligible accounts receivable, with an effective interest rate of prime plus 1% (8.75% at January 1, 1999). The Company believes it will be able to renew or obtain new agreements at substantially the same terms and conditions.

     The carrying value of long-term debt, which approximates fair value, consists of (in thousands):

                                                DECEMBER 31,
                                             ------------------
                                              1998        1997
                                              ----        ----
     Subordinated debentures...............$19,003     $16,127
     Less current maturities...............  4,899         134
                                           -------     -------
                                           $14,104     $15,993
                                           =======     =======

     During 1997, the Company registered with the Securities and Exchange Commission $25 million of debentures, of which approximately $6 million remain unissued at December 31, 1998. Subordinated debentures are unsecured and due in varying monthly installments through 2003 with a weighted average interest rates of 9.60% and 9.62% at December 31, 1998 and 1997.

     Aggregate minimum annual principal payments of long-term debt are as follows (in thousands):

           YEARS ENDING DECEMBER 31,
           -------------------------
     1999..................................$ 4,899
     2000..................................    647
     2001..................................     44
     2002..................................  5,936
     2003..................................    989
     Thereafter............................  6,488
                                           -------
                                           $19,003
                                           =======

NOTE 7 -- INCOME TAXES

     The activity of the Company through February 1997, was included in the income tax return of North Star. For financial reporting purposes, the Company has been allocated a provision for income taxes in an amount generally equivalent to the provision that would have resulted had the Company filed separate income tax returns. The provision for income taxes from continuing operations consists of the following (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                               ----------------------------
                                               1998        1997        1996
                                               ----        ----        ----
     Current
       Federal..............................$    --     $    --     $    (8)
       State................................      5          --          (1)
                                            -------     -------     -------
                                                  5          --          (9)
                                            -------     -------     -------
     Deferred
       Federal.............................. (1,617)     (1,812)         30
       State................................   (238)       (266)          4
                                            -------     -------     -------
                                             (1,855)     (2,078)         34
                                            -------     -------     -------
                                            $(1,850)    $(2,078)    $    25
                                            =======     =======     =======

                                    ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (Continued)

     The following is a reconciliation of the income tax provision (benefit) at the federal statutory rate to the effective rate:

                                                 YEARS ENDED DECEMBER 31,
                                               ----------------------------
                                               1998        1997        1996
                                               ----        ----        ----
     Federal statutory rate.................. (34.0)%     (34.0)%     (34.0)%
     State income taxes......................  (4.6)       (4.9)        2.4
     Goodwill amortization...................   1.1         1.0        43.2
     Other...................................   0.7          --         8.4
                                             ------      ------      ------
                                              (36.8)%     (37.9)%      20.0%
                                             ======      ======      ======

     The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liability) are as follows (in thousands):

                                                 DECEMBER 31,
                                               ----------------
                                               1998        1997
                                               ----        ----
     Investment in CorVel...................$(4,801)    $(4,187)
     Accrued expenses not
       deductible until paid................  1,789       1,634
     Net operating loss carryforwards.......  1,898       3,158
     Other..................................   (425)       (571)
                                            -------     -------
                                             (1,539)         34
     Valuation allowance....................     --         (34)
                                            -------     -------
                                            $(1,539)    $    --
                                            =======     =======

                                    ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES (Continued)

     To the extent the Company's financial reporting basis in its investment in its unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability.
The Company's deferred tax liability includes, among other things, the initial tax effect of $1.8 million for the difference in the financial reporting and tax basis of the Company's investment in CorVel following the initial public offering along with the income taxes recorded on the equity in earnings of CorVel of $1,008,000 in 1998, $897,000 in 1997, and $869,000 in 1996.

     In 1997, the Company was allocated, as required under the federal consolidated income tax regulations, approximately $8,100,000 of net operating loss carryforwards from North Star at the time of its merger with Michael Foods, Inc. The tax benefit of a portion of these available carryforwards $2,532,000 was treated as additional capital invested by North Star and the Company's deferred tax liability was reduced by a like amount. In 1998, the net operating loss previously allocated was adjusted to agree with the final tax return filed by North Star for the period ending February 28, 1997 (the date of the merger). The $610,000 tax effect of the correction was treated as a reduction in additional paid-in capital and an increase in the Company's deferred tax liability. At December 31, 1998, the entire remaining Federal operating loss carryforward of $3,974,000 was available to the Company. These loss carryforwards begin to expire in 2009.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     LEASING COMMITMENTS The Company leases certain equipment and facilities under operating leases. The future aggregate minimum rental payments under such leases which expire at various dates through 2001 are $408,000 in 1999, $277,000 in 2000 and $99,000 in 2001.

     Certain of the leases provide for payment of taxes and other expenses. Total rent expense on all leases including month-to-month leases for the years ended December 31 was $654,000 in 1998, $782,000 in 1997, and $795,000 in 1996.

     CONTINGENCIES As a result of the transfer of a substantial portion of the assets of North Star to ENStar, ENStar entered into a supplemental indenture agreement with North Star in which ENStar assumed the obligations of North Star with respect to certain debenture indebtedness of North Star. North Star however, separately agreed to satisfy, and hold ENStar harmless from, all payment and other obligations with respect to such debenture indebtedness. The amount of such indebtedness, net of cash transferred to Michael Foods, was $21,250,000 at the date of the North Star merger with Michael Foods. During 1997, Michael Foods repaid all outstanding indebtedness under the old North

                                    ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 9 -- EMPLOYEE RETIREMENT PLAN

     ENStar maintains an incentive savings plan for its employees. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually, primarily at the discretion of ENStar's Board of Directors. Contributions of $208,000, $205,000, and $138,000, were charged to operations in the years ended December 31, 1998, 1997 and 1996.

NOTE 10 -- STOCK OPTION PLANS

     The Company and each of its operating subsidiaries maintain non-qualified stock option plans in their own stock for the benefit of selected officers and key employees. The ENStar and Americable plans were approved by the respective Company's Board of Directors in 1996. The ENStar plan reserved 300,000 shares for issuance while Americable's plan reserved 600,000 shares. In 1998, the ENStar shareholders approved an additional 200,000 shares for issuance related to the ENStar stock option plan raising the total available shares to 500,000. The Enstar Networking plan was approved in 1998 and reserved 600,000 shares. Options granted under these plans have an exercise price equal to the fair market value on the date of the grant, generally have a ten year term, vest ratably over four years and provide that the options shall expire at the end of such period.

    Option transactions under these plans since adoption are summarized as follows:
[CAPTION]

                             ENStar           Americable      Enstar Networking
                        ----------------   ----------------   -----------------
                                Weighted           Weighted           Weighted
                         Number   average   Number   average   Number   average
                           of    exercise     of    exercise     of    exercise
                         shares    price    shares    price    shares    price
                        ------------------------------------------------------
Outstanding at
  January 1, 1996            --   $  --         --   $  --         --    $  --
     Granted............ 89,250    9.00    345,000    0.82         --       --
                        ------------------------------------------------------












Outstanding at
  December 31, 1996      89,250    9.00    345,000    0.82         --       --
     Granted............270,000    7.38     45,000    0.82         --       --
     Cancelled..........     --      --   (240,000)   0.82         --       --
                        ------------------------------------------------------
Outstanding at
  December 31, 1997.....359,250    7.78    150,000    0.82         --       --
     Granted............ 53,000    7.33     83,000    1.25    435,000     1.00
     Cancelled..........     --      --   (125,000)   0.82   (143,000)    1.00
                        ------------------------------------------------------
Outstanding at
  December 31, 1998.....412,250   $7.72    108,000   $1.23    292,000    $1.00
                        ======================================================
Options exercisable
  at December 31:
     1996...............     --   $  --    101,000   $0.82         --    $  --
                        ======================================================
     1997............... 31,313   $9.00     40,000   $0.82         --    $  --
                        ======================================================
     1998...............118,125   $8.07      5,000   $1.15         --    $  --
                        ======================================================

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- STOCK OPTION PLANS (Continued)

     The following table summarizes information concerning currently outstanding options:
[CAPTION]

                                          OPTIONS OUTSTANDING

                                          Weighted average
                              Number         remaining         Weighted average
                            of shares     contractual life    and exercise price
                            ----------------------------------------------------
     ENStar.................   3,000         9.5 years             $6.50
                             320,000         9.1 years              7.38
                              89,250         7.2 years              9.00
                             -------
                             412,250
                             =======

     Americable.............  25,000         8.5 years             $1.15
                              83,000         9.2 years              1.25
                             -------
                             108,000
                             =======

     Enstar Networking...... 292,000         9.1 years             $1.00
                             =======

     Had the Company or its operating subsidiaries elected to use the fair value method for valuing options granted, the pro forma effect on net income would have been additional expense of $190,000, or 4 cents per share in 1998, $69,000, or 1 cent per share in 1997, and $73,000, or 2 cents per share in 1996.

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- STOCK OPTION PLANS (Continued)

     The following represents the weighted average fair value of options granted for the respective entities and the weighted average assumptions used in the Black-Scholes option pricing model:

[CAPTION]
                                                                                Enstar
                                   ENStar                 Americable          Networking
                           ---------------------     ---------------------   -------------
                            1998    1997    1996      1998    1997    1996       1998
                           ---------------------     ---------------------   -------------
Fair value of
  options granted..........$2.82   $2.76   $3.89     $0.48   $0.41   $0.52      $0.38

Assumptions used:
  Dividends................$  --   $  --   $  --     $  --      --   $  --      $  --
  Volatility............... 50.0%   49.6%   57.5%     50.0%   70.0%   98.0%      50.0%
  Risk-free interest rate..  5.1%    5.5%    5.5%      5.1%    5.9%    5.9%       5.1%
  Expected option term.....3 years 3 years 3 years   3 years 3 years 3 years    3 years

NOTE 11 - BUSINESS SEGMENTS

     ENStar consists of two operating segments: Americable and Enstar Networking (Enstar Networking's assets and balance sheet activity for 1996 were included within Americable as it was formerly a division of Americable). The operating results of Enstar Networking are segregated with respect to the Midwest operations sold to Vicom (see Note 4)
("ENC - business disposition").

     The Company identifies its segments based on the Company's organizational structure, which is by operating company (see Note 1 for a description of the businesses). Operating profit represents earnings before interest expense, interest income, income taxes, and equity in earnings of unconsolidated subsidiary. Intersegment sales are made at market prices. Corporate allocates costs of certain general and administrative expenses to the various segments based primarily upon the percentage of services performed, which approximates the costs associated with each segment.

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 - BUSINESS SEGMENTS (Continued)

     Certain financial information on the Company's segments is as follows:

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                               1998       1997       1996
                                               ----       ----       ----
Revenues - external
  Americable................................$17,673    $15,264    $18,935
  Enstar Networking......................... 14,271      7,331      5,933
                                            -------    -------    -------
                                             31,944     22,595     24,868

  ENC - business disposition................ 11,414     16,037     23,799
                                            -------    -------    -------
     Total Revenues - external..............$43,358    $38,632    $48,667
                                            =======    =======    =======

Revenues - intersegment
  Americable................................$ 1,602    $ 3,430    $ 3,403
  ENC - business disposition................    146         --         --
                                            -------    -------    -------
     Total Revenues - intersegment..........$ 1,748    $ 3,430    $ 3,403
                                            =======    =======    =======

Operating Income (Loss)
  Americable................................$   489    $   379    $ 1,514
  Enstar Networking......................... (2,147)    (1,980)      (867)
  Corporate................................. (1,018)    (1,305)    (1,127)
                                            -------    -------    -------
                                             (2,676)    (2,906)      (480)

  ENC - business disposition................ (1,013)    (1,861)       524
                                            -------    -------    -------
     Total Operating Income (Loss)..........$(3,689)   $(4,767)   $    44
                                            =======    =======    =======
Interest Expense
  Americable................................$   111    $   135    $   184
  Enstar Networking.........................    123         --         --
  Corporate.................................  1,102        587        (15)
                                            -------    -------    -------
     Total Interest Expense.................$ 1,336    $   722    $   169
                                            =======    =======    =======






                                 F-20







                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 - BUSINESS SEGMENTS (Continued)

Assets -
  Americable................................$11,633    $ 9,130    $14,547
  Enstar Networking.........................  2,101      5,115         --
  Corporate................................. 29,839     26,861     18,771
                                            -------    --------   -------
     Total Assets...........................$43,573    $41,106    $33,318
                                            =======    =======    =======

Depreciation and Amortization -
  Americable................................$   574    $   747    $   669
  Enstar Networking.........................    612         52         --
  Corporate.................................     18         16         14
                                            -------    -------    -------
     Total Depreciation and Amortization....$ 1,204    $   815    $   683
                                            =======    =======    =======

Capital Expenditures -
  Americable................................$   311    $   150    $   556
  Enstar Networking.........................    517        992         --
  Corporate.................................      4          3         71
                                            -------    -------    -------
     Total Capital Expenditures.............$   832    $ 1,145    $   627
                                            =======    =======    =======


NOTE 12 - SUBSEQUENT EVENT

     On March 8, 1999, the Company announced that it had established a Special Committee to consider a proposal by the majority shareholders to acquire the outstanding shares of ENStar common stock not already owned by them or certain entities under their control. The majority shareholders have preliminarily proposed that the shares not controlled by them be acquired for a cash price of $10.00 per share, however, the proposal is subject to change based on a number of factors including determination of the structure of the transaction. The Special Committee will evaluate the fairness of any proposed transaction to all shareholders of the Company, and will engage counsel and financial advisors in connection with its role. The majority shareholders and their controlled entities own approximately 1,920,000 shares, or 65%, of the Company's common stock.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ENStar Inc.

     We have audited the accompanying consolidated balance sheets of ENStar Inc. and subsidiaries, as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENStar Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     We have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule, when considered in relationship to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 19, 1999 (except
for Note 12 as to which
the date is March 8, 1999)

                                  ENSTAR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                              -----------------------
                                                            CHARGES
                                  BALANCE AT   CHARGED TO   TO OTHER                  BALANCE
                                   BEGINNING   COSTS AND    ACCOUNTS   DEDUCTIONS-   AT END OF
              DESCRIPTION          OF PERIOD    EXPENSES    DESCRIBE   DESCRIBE(1)    PERIOD
              -----------         ----------   ----------   --------   -----------   ---------
Allowance for Doubtful Accounts:
1996..............................       297           92         --          (42)         347
1997..............................       347          106         --         (164)         289
1998..............................       289          127         --          (42)         374

--------------------------
(1) Write off of accounts deemed uncollectible.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                  CORVEL CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended March 31, 1996, 1997, and 1998

                                                Common stock
                                   Common        and paid in        Treasury
                                stock-shares       capital           shares
                             -------------------------------------------------

Balance - March 31, 1995         4,238,250      $ 24,169,000           ---

Stock issued under employee
 stock purchase plan                18,384           444,000           ---

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased   337,041         1,788,000           ---

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1996         4,593,675      $ 26,401,000           ---
                             -------------------------------------------------

Stock issued under employee
 stock purchase plan                23,039           536,000           ---

Stock issued and income tax
 benefits under stock option
 plan                               81,139         1,185,000           ---

Purchase of common stock               ---               ---      (357,000)

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1997         4,697,853      $ 28,122,000      (357,000)
                             -------------------------------------------------

Stock issued under employee
 stock purchase plan                20,520           540,000           ---

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased   135,099         1,953,000           ---

Purchase of common stock               ---               ---      (373,600)

Net income                             ---               ---           ---
                             -------------------------------------------------
Balance - March 31, 1998         4,853,472      $ 30,615,000      (730,600)
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

     LONG-LIVED ASSETS: The carrying amount of all long-lived assets is evaluated whenever events and circumstances indicated that the assets might be impaired. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

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
                                                ============================


                             CORVEL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998

NOTE D - INCOME TAXES


     The income tax provision consists of the following for the three years ended March 31:
                                  1996              1997             1998
                              ----------------------------------------------
Current - Federal             $ 4,045,000      $ 4,212,000       $ 5,427,000
Current - State                   718,000          588,000           380,000
                              ----------------------------------------------
     Subtotal                   4,763,000        4,800,000         5,807,000
                              ----------------------------------------------
Deferred - Federal               (102,000)         368,000          (127,000)
Deferred - State                   23,000           52,000          (100,000)
                              ----------------------------------------------
     Subtotal                     (79,000)         420,000          (137,000)
                              ----------------------------------------------
                              $ 4,684,000      $ 5,220,000       $ 5,670,000
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














                                 S-16







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









                                 S-17







                             CORVEL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998

NOTE K - QUARTERLY RESULTS

     The following is a summary of unaudited results of operations for the two years ended March 31, 1997 and 1998:



                                                         Net income  Net income
FISCAL YEAR                                               per basic per diluted
ENDED MARCH 31,                     Gross          Net     common      common
1997:                  Revenues     Margin        income    share      share
                       --------     ------        ------    -----      -----
First Quarter      $ 29,851,000  $ 5,390,000  $ 2,042,000  $ .44      $ .43
Second Quarter       29,719,000    5,488,000    2,092,000    .45        .44
Third Quarter        30,441,000    5,681,000    2,177,000    .47        .46
Fourth Quarter       31,693,000    5,822,000    2,205,000    .50        .49

FISCAL YEAR
ENDED MARCH 31,
1998:

First Quarter      $ 34,024,000  $ 6,467,000  $ 2,275,000  $ .53      $ .52
Second Quarter       34,683,000    6,475,000    2,381,000    .57        .55
Third Quarter        35,558,000    6,595,000    2,395,000    .58        .56
Fourth Quarter       37,444,000    6,619,000    2,406,000    .58        .57



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




                              EXHIBIT INDEX

Exhibit
Number
--------

   2.2 Asset Purchase Agreement, dated as of December 31, 1998 by and between Vicom, Inc. and Enstar Networking
                Corporation.

   2.3 Stock Purchase & Registration Rights Agreement, dated as of December 31, 1998, by and between Americable, Inc., and Vicom, Inc.

  10.19 Assignment of Lease, dated as of January 1999, by and among Enstar Networking Corporation, Vicom Incorporated and Lexmark Office One Partners LLP.

  10.21         Enstar Networking Corporation Stock Option Plan

  10.27 Twelfth Amendment to Amended and Restated Loan and Security Agreement dated November 30, 1998, among Americable, Inc.,
                Cable Distribution Systems, Inc., Enstar Networking Corporation, and U.S. Bank National Association.

  10.28 Thirteenth Amendment to Amended and Restated Loan and Security Agreement and Consent dated January 8, 1999, among Americable, Inc., Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated November 30, 1998.

  21.1          Subsidiaries of ENStar Inc.

  23.1          Consent of Independent Auditors

  27.1          Financial Data Schedule

  99.1          Cautionary Statement