Form 10-Q
period 1999-03-31
ENSTAR INC
filed 1999-05-17
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended March 31, 1999


[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to
                                               --------  -----------

                        Commission file number 0-29026

                                  ENSTAR INC.

              (Exact name of registrant as specified in its charter)

          MINNESOTA                                      41-1831611
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     7450 Flying Cloud Drive
     Eden Prairie, Minnesota                            55344
(Address of principal executive office)               (Zip Code)

     Registrant's telephone number, including area code:  (612)  942-3800

                   6479 City West Parkway, Eden Prairie, MN 55344

                (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X         No
   -------         --------

At May 8, 1998, 2,976,723 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                          ENStar Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                March 31,         December 31,
                                                  1999                1998
                                             --------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $    16,508         $    17,155
  Accounts receivable, net                         5,314               4,769
  Finished goods inventories                       2,109               1,734
  Prepaid expenses and other current assets          222                 161
                                             --------------------------------

    Total current assets                          24,153              23,819

Property and equipment, net                          878               1,072
Investment in unconsolidated subsidiaries         13,982              13,293
Goodwill, net                                      4,446               4,486
Other assets                                         861                 903
                                             --------------------------------
                                             $    44,320         $    43,573
                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                      $     2,590         $     1,680
  Current portion of long-term debt                4,071               4,899
  Accounts payable                                 2,808               3,186
  Accrued expenses                                 4,366               4,580
                                             --------------------------------
    Total current liabilities                     13,835              14,345

Long-term debt, net of current maturities         15,328              14,104
Deferred income taxes                              1,809               1,539
Commitments and contingencies                         --                  --

Shareholders' Equity
  Common stock, $.01 par value 1,000,000,000
    shares authorized, issued and outstanding
    2,976,723 shares in 1999 and 1998                 30                  30
  Additional paid-in-capital                      13,839              13,839
  Retained deficit                                  (521)               (284)
                                             --------------------------------
    Total shareholders' equity                    13,348              13,585
                                             --------------------------------
                                             $    44,320         $    43,573
                                             ================================

See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                              -------------------------------
                                                  1999                  1998
                                              -------------------------------
Revenues                                      $   8,349             $   9,834
Operating and product costs                       6,324                 7,852
                                              -------------------------------
  Gross profit                                    2,025                 1,982

Selling, general,
  and administrative expenses                     2,366                 3,171
                                              -------------------------------
  Operating loss                                   (341)               (1,189)

Interest expense, net                              (301)                 (273)
                                              -------------------------------

Loss before income taxes and equity in
 earnings of unconsolidated subsidiaries           (642)               (1,462)

Income tax provision                                 --                    --
                                              -------------------------------

Loss before equity in earnings
  of unconsolidated subsidiaries                   (642)               (1,462)

Equity in earnings of
  unconsolidated subsidiaries                       405                   345
                                              -------------------------------

Loss from continuing operations                    (237)               (1,117)
Discontinued operations, net of taxes
  loss from operations                               --                  (195)
                                              -------------------------------

Net loss                                      $    (237)            $  (1,312)
                                              ===============================

Basic and diluted loss per share:
  Continuing operations                       $    (.08)            $   (0.34)
  Discontinued operations                            --                 (0.06)
  Net loss                                         (.08)                (0.40)
                                              ===============================

Weighted average shares outstanding               2,977                 3,267
                                              ===============================

See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, (Unaudited)
                                 (In thousands)

                                                  1999                  1998
                                             -------------------------------
Net cash used in operating activities        $  (1,960)             $   (934)

Cash flows from investing activities
  Capital expenditures                             (35)                 (292)
  Other                                             42                    11
                                             --------------------------------


Net cash provided by (used in)
  investing activities                               7                  (281)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                     774                 1,514
  Payments on long-term debt                      (378)                   (7)
  Proceeds from notes payable                   10,481                15,095
  Payments on notes payable                     (9,571)              (14,817)
                                             --------------------------------

Net cash provided by financing
  activities                                     1,306                 1,785
                                             --------------------------------

Net increase (decrease) in
  cash and cash equivalents                       (647)                  570

Cash and cash equivalents
  at beginning of period                        17,155                12,609
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  16,508            $   13,179
                                           ==================================





See accompanying notes to condensed consolidated financial statements.

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Business --

     ENStar Inc., a Minnesota corporation formed in 1995 ("ENStar" or the "Company"), is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Enstar Networking Corporation ("Enstar Networking"). Americable is a provider of value-added connectivity products and custom OEM manufacturing solutions to the telecommunications, Category 5, and premise wiring markets. Enstar Networking is a network security integrator providing solutions to design, manage and secure corporate network infrastructures. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation and 1,350,000 shares in Vicom Incorporated ("Vicom"), or an approximate 38.5% interest in Vicom, a telecommunications company providing services to integrate voice, data, and video solutions. These investments are accounted for as unconsolidated subsidiaries using the equity method of accounting.

     On December 10, 1998, ENStar sold its subsidiary, Transition Networks,
Inc. ("Transition"), to Communications Systems, Inc. ("Communications Systems"). The transaction involved the sale of all of Transition's common stock and has been shown as discontinued operations in these financial statements. See Note 3 for additional discussion of this transaction.

     Effective December 31, 1998, ENStar sold the assets of the Midwest region of Enstar Networking to Vicom. See Note 4 for additional discussion of this transaction.

2.   Basis of Presentation --

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

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


3.   Discontinued Operations --

     On December 10, 1998, ENStar sold all of its former subsidiary, Transition's common stock to Communications Systems, a telecommunications company, for approximately $9 million in cash. The gain on disposition was approximately $2.5 million, net of income taxes of approximately $1.6 million.

     Results of operations of Transition are reflected as discontinued operations in the accompanying consolidated statement of operations. Operating results of Transition for the three months ended March 31, 1998 were as follows:

          Revenues                                           $ 4,297
          Operating loss                                        (185)
          Net loss from discontinued operations                 (195)

4.   Sale of Assets --

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

     The following sets forth the unaudited consolidated results of operations for the three months ended March 31, 1998, as if this transaction had occurred as of January 1, 1998 (in thousands):

          Revenues                                           $ 7,270
          Loss from continuing operations                       (767)
          Basic and diluted loss per share
            from continuing operations                          (.23)

5.   Net Loss Per Share --

     The Company's basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of outstanding common shares, as all common share equivalents relating to stock options were antidilutive during the periods presented. Options to purchase 412,250 and 359,250 shares of common stock with weighted average exercise prices of $7.72 and $7.78 were outstanding during the three months ended March 31, 1999 and 1998, but were excluded from the computation of common share equivalents because they were antidilutive.

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


6.   Investment in Unconsolidated Subsidiaries --

     The Company's unconsolidated subsidiaries consist of its investments in CorVel and Vicom. Corvel is a health care services company with a fiscal year end of March 31. Vicom is a telecommunications company with a December 31 year end. Vicom is a non-reporting public company and since the Company's investment in Vicom is not considered to be material, summary financial statement information has not been provided. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the three month period ended March 31, 1999 (in thousands):

          Current assets                                     $44,504
          Total assets                                        68,686
          Current liabilities                                 11,835
          Noncurrent liabilities                               3,637
          Revenues                                            43,401
          Gross profit                                         7,663
          Net income                                           2,722

     At March 31, 1999, the fair value of the Company's investment in CorVel based on the closing market price was approximately $36.6 million. This amount does not reflect the tax expense which would be incurred on the sale of these shares.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At March 31, 1999, the deferred tax liability includes a cumulative tax effect of approximately $5.1 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax benefit has been recorded in either of the periods presented due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.

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

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


9.   Use of Estimates --

     In the preparation of the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

10.  Reclassification --

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


11.  Business Segments --

     ENStar consists of two operating segments, Americable and Enstar Networking. The operating results of Enstar Networking are segregated with respect to the Midwest operations sold to Vicom (see Note 4) ("ENC - business disposition").

     Certain financial information on the Company's segments is as follows:

                                                       3 Months Ended March 31,
                                                     ---------------------------
                                                         1999             1998
                                                     ---------------------------
     Revenues - external
       Americable                                     $ 4,343          $ 4,136
       Enstar Networking                                4,030            3,134
                                                     ---------------------------
                                                      $ 8,373          $ 7,270
       ENC - business disposition                          --            2,990
                                                     ---------------------------
          Total Revenues - external                   $ 8,373          $10,260
                                                     ===========================

     Revenues - intersegment
       Americable                                     $    24          $    --
       ENC - business disposition                          --              426
                                                     ===========================
          Total Revenues - intersegment               $    24          $   426
                                                     ===========================

     Operating Income (Loss)
       Americable                                     $    59          $  (109)
       Enstar Networking                                 (174)            (495)
       Corporate                                         (226)            (235)
                                                     ---------------------------
                                                         (341)            (839)
     ENC - business disposition                            --             (350)
                                                     ---------------------------
          Total Operating Loss                        $  (341)         $(1,189)
                                                     ===========================

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

12.  Proposed Transaction --

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

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable, Inc. and Enstar Networking Corporation. ENStar also owns 1,025,000 shares of common stock of CorVel Corporation, or an approximate 25% interest. CorVel is a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National Market under the symbol CRVL. ENStar also owns 1,350,000 shares in Vicom Incorporated, or an approximate 38.5% interest in Vicom, a telecommunications Company providing services to integrate voice, data, and video solutions.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     Historically, Enstar Networking operated in various regional locations in the Southwest, Southeast, and Midwest, and has added and deleted locations on the basis of business opportunities and operating performance of each location. Following the sale of the Midwest region to Vicom on December 31, 1998, Enstar Networking's business is focused on the Southwest region of the United States.

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

     Since its organization in 1997, Enstar Networking has made significant investments in new sales, consulting, engineering and technical personnel as part of its effort to build its network security integration business. As part of this strategy in 1998, Enstar Networking has shifted its focus from historical commodity-based networking and structured wiring product sales towards more security integrated solutions. As part of this change, the company experienced a significant increase in operating expenses resulting in operating losses in 1997 and 1998. Enstar Networking expects to incur an operating loss in 1999 as it continues to build its network security consulting practice.

                                     ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


     The accompanying management discussion and analysis of results of operation reflects pro forma operating results of Enstar Networking exclusive of the Midwest region sold to Vicom ("ENC - business disposition"). In addition, results of operations are restated to give effect to discontinued operations as discussed in Note 3 to the Condensed Consolidated Financial Statements. The following are summarized operating results for ENStar's operating subsidiaries for the three months ended March 31 (in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1999             1998
                                                    ----------------------------
     Revenues
       Americable                                     $ 4,343          $ 4,136
       Enstar Networking                                4,030            3,134
       Eliminations                                       (24)              --
                                                     ---------------------------
                                                      $ 8,349          $ 7,270
       ENC - business disposition                          --            2,990
       Eliminations                                        --             (426)
                                                     ---------------------------
          Total Revenues                              $ 8,349          $ 9,834
                                                     ===========================

     Gross Profit
       Americable                                     $ 1,175          $   846
       Enstar Networking                                  850              618
                                                     ---------------------------
                                                      $ 2,025          $ 1,464
       ENC - business disposition                          --              518
                                                     ---------------------------
          Total Gross Profit                          $ 2,025          $ 1,982
                                                     ===========================

     Selling, General, and Administrative Expenses
       Americable                                     $ 1,116          $   955
       Enstar Networking                                1,024            1,113
       Corporate                                          226              235
                                                     ---------------------------
                                                      $ 2,366          $ 2,303
       ENC - business disposition                          --              868
                                                     ---------------------------
         Total Selling, General, and Administrative   $ 2,366          $ 3,171
                                                     ===========================




     Operating Income (Loss)
       Americable                                     $     59         $   (109)
       Enstar Networking                                  (174)            (495)
       Corporate                                          (226)            (235)
                                                     ---------------------------
                                                      $   (341)        $   (839)
       ENC - business disposition                           --             (350)
                                                     ---------------------------
         Total Operating Loss                         $   (341)        $ (1,189)
                                                     ===========================

                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 vs. THREE MONTHS ENDED MARCH 31, 1998

     Consolidated pro forma revenues increased $1,079,000, or 14.8%, to $8,349,000 from $7,270,000 in 1998.

     Revenues at Americable increased $183,000, or 5%, to $4,319,000. This increase reflects growth in sales of fiber optic and networking products offset by a reduction in bulk cable in the quarter.

     Revenues at Enstar Networking increased $896,000, or 28.6%, to $4,030,000. During the quarter, sales of networking security products and services increased $787,000, or 190%, due primarily to higher demand. Offsetting this increase was approximately $302,000 of lower structured wiring services and products due to a shift in focus to network integration and security services.

     Consolidated gross profit, as a percent of revenues, increased to 24.3% in 1999, as compared to 20.1% in 1998. Increased margins at Americable from 20.5% to 27.1% are primarily due to higher margins on connectivity products and improvement in production variances. Margins at Enstar Networking increased to 21.1% from 19.7%, primarily due to a shift in sales toward networking security products and services and away from lower margin structured wiring business.

     ENStar's selling, general, and administrative expenses increased approximately $63,000, or 2.7%, to $2,366,000 from $2,303,000 in 1998.
Operating expenses at Americable were $1,116,000, an increase of $161,000. Included in this was an increase in selling expenses of approximately $90,000 due to the addition of sales and product support personnel. Enstar Networking's operating expenses decreased slightly to $1,024,000 from $1,113,000 in 1998. This includes approximately $123,000 of decreased administrative expenses which were partially offset by increased wage and benefit expenses for additional network security personnel. Corporate expenses were $226,000, relatively unchanged between periods.

     No tax benefit was recorded in either period due to the Company's recording an additional valuation allowance against the net deferred tax asset generated in the respective periods.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations due primarily to the losses incurred at its operating companies. In addition, ENStar has experienced fluctuations in its working capital, which are primarily attributable to the increase in receivables associated with growth in sales. Cash used in operations was $1,960,000 in 1999 versus $934,000 in 1998.

     ENStar does not have the use of cash generated by CorVel. Since its initial public offering in 1991, CorVel has not declared any dividends and has indicated that it does not anticipate doing so for the foreseeable future. ENStar may from time to time, depending on market conditions and other factors, sell a portion of its CorVel holdings. The ability of ENStar to sell its CorVel holdings is limited, however, to sales pursuant to Rule 144 of the Securities Act of 1933 and the volume limitations thereof, and to private negotiated sales, which may adversely affect the ability of ENStar to sell a large portion of the CorVel holdings at a given time.

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At March 31, 1999, the Company had $19,399,000 principal amount of subordinated debentures outstanding with weighted average interest rate of 9.6%. Long-term debt proceeds includes approximately $595,000 of new debentures sold and $179,000 of compounded interest for the three months ended March 31, 1999. Approximately $4.9 million of debentures are scheduled to mature during 1999. As of March 31, 1999, the Company was not offering debentures for sale due to the pending transaction by the majority shareholder to purchase the outstanding minority shares. See note 12 for additional discussion on this transaction.

     Americable and Enstar Networking maintain a revolving line of credit facility which provides borrowings up to $3 million and is due in October 1999. Borrowings under this facility are based on eligible accounts receivable with interest at prime plus 1% (8.75% at March 31, 1999). At March 31, 1999, there were outstanding borrowings of $2,590,000, and approximately $410,000 of available borrowings. The note contains certain restrictive covenants, the most significant of which are capital expenditure limitations and limitations on operating losses. Under the terms of the credit agreement, ENStar is required to make capital contributions to Americable to the extent Americable (including Enstar Networking) incurs pretax losses in excess of specified levels. At March 31, 1999, the companies were in compliance with all covenants under this agreement.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

     As of March 31, 1999, ENStar has provided an aggregate of approximately $2,807,000 in cash to Americable and Enstar Networking pursuant to the terms of the amended credit agreement. Additional cash investments from ENStar are expected in 1999 to fund capital expenditures and anticipated operating losses at Enstar Networking.

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company could repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. Through March 31, 1999, 290,266 shares had been repurchased at an average price of $6.46 per share for an aggregate cost of approximately $1,875,000.

     On March 8, 1999, the Company reported in a press release that its Board of Directors had established a Special Committee consisting of one of its outside directors to consider a proposal by James Michael and Jeffrey Michael to acquire the shares of Common Stock of ENStar Inc. not already owned by members of the Michael family and certain entities controlled by the Michael family. See Note 11 to the Condensed Consolidated Financial Statements of ENStar.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchases of common stock for 1999 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At May 8, 1999, ENStar had approximately $15,300,000 of cash and cash equivalents, excluding cash of its operating subsidiaries.

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


YEAR 2000 ISSUES (CONTINUED)

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

                                   ENStar Inc.
                 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

         Exhibit 10.1 Severance Agreement by and between ENStar Inc. and Jeffrey J. Michael dated April 5, 1999.

         Exhibit 10.2 Severance and Retention Agreement by and between Americable, Inc. and Peter E. Flynn dated April 5, 1999.

         Exhibit 10.3  Indemnification Agreement by and between
         ENStar Inc. and Richard J. Braun dated March 15, 1999.

         Exhibit 27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENSTAR INC.
                                           --------------------------
                                           (Registrant)




Date     May 14, 1999                      by    /s/ Jeffrey J. Michael
       ---------------------------         --------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date      May 14, 1999                     by    /s/ Peter E. Flynn
       ---------------------------         --------------------------
                                           Peter E. Flynn
                                           Executive Vice President
                                           and Secretary (principal
                                           financial and accounting officer)