Form 10-K405/A
period 1998-12-31
ENSTAR INC
filed 1999-07-01
CIK 1009515

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

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
 (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)
     7450 FLYING CLOUD DRIVE
       EDEN PRAIRIE, MN                   55344
 (ADDRESS OF PRINCIPAL EXECUTIVE        (ZIP CODE)
            OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 941-3200
                           -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                           -------------------------

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01
                                   PAR VALUE

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

     AT JUNE 30, 1999, 2,976,723 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

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

   2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
  (i)    CorVel Corporation
         Report of Independent Auditors..............................        S-1
         Consolidated Statements of Income...........................        S-2
         Consolidated Balance Sheets.................................        S-3
         Consolidated Statements of Stockholders' Equity.............        S-4
         Consolidated Statements of Cash Flows.......................        S-6
         Notes to Consolidated Financial Statements..................S-7 to S-16
         Schedule II -- Valuation and Qualifying Accounts............       S-17


     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBITS

  2.1     Agreement and Plan of Reorganization, dated as of December
          21, 1995, by and among North Star Universal, Inc., Michael
          Foods, Inc. and NSU Merger Co. (filed as Exhibit 2 to the
          Company's Registration Statement on Form S-4, Registration
          No. 333-1925 and incorporated herein by reference (schedules omitted -- the Company agrees to furnish a copy of any schedule to the Commission upon request)).
  2.2 Asset Purchase Agreement, dated as of December 31, 1998 by and between Vicom, Inc. and Enstar Networking
          Corporation (previously filed with the Company's Annual
          Report on Form 10-K for the year ended December 31, 1998).
  2.3     Stock Purchase & Registration Rights Agreement, dated as of
          December 31, 1998, by and between Americable, Inc., and Vicom, Inc. (previously filed with the Company's Annual
          Report on Form 10-K for the year ended December 31, 1998).
  2.4     Stock Purchase Agreement dated December 10, 1998, between
          Communications Systems, Inc., Ameriable, Inc., and ENStar Inc.
          (filed as Exhibit 2.1 to the Company's current report on Form 8-K, filed December 22, 1998, and incorporated herein by reference).
  3.1     Articles of Incorporation of the Company (filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-4,
          Registration No. 333-1925 and incorporated herein by reference).
  3.2     Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Registration Statement on Form S-4, Registration No. 333-1925 and incorporated herein by reference).
  4.1 Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.1 to the Company's Registration Statement on Form
          S-1, Registration No. 333-24007 and incorporated herein by reference).
  4.2 Form of Supplemental Indenture, dated as of November 7, 1996, between the Company and National City Bank of Minneapolis, as trustee (filed as Exhibit 4.2 to the Company's Registration
          Statement on Form S-1, Registration No. 333-24007 and incorporated herein by reference).
+10.1 1996 Stock Incentive Plan, including forms of option agreements (filed as Exhibit 10.1 to the Company's
          Registration Statement on Form S-4, Registration No.
          333-1925, and incorporated herein by reference).
 10.2     Amended and Restated Loan and Security Agreement, dated
          June 1, 1993, among Americable, Inc., Transition Networks, Inc.,
          Cable Distribution Systems, Inc., and First Bank National
          Association (filed as exhibit 10.31 to the Quarterly Report on Form 10-Q of North Star Universal, Inc. for the quarter ended
          June 30, 1993, and incorporated herein by reference).


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






 10.11    Commercial Lease Agreement between Americable, Inc. and Petroleum,
          Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of
          North Star Universal, Inc. for the quarter ended June 30, 1996 and incorporated herein by reference).
 10.12    Separation and General Release, dated February 17, 1997, between
          Americable and Gary L. Eizenga (filed as Exhibit 10.8 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996 and
          incorporated herein by reference). 10.13    First Amendment to Loan and Security Agreement, dated May 29, 1997, among Transition Networks, Inc., and First Bank National Association,
          amending the terms of the Loan and Security Agreement dated August 9,
          1996 (filed as Exhibit 10.9 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
 10.14    Seventh Amendment to Amended and Restated Loan and Security
          Agreement, dated May 29, 1997, among Americable, Inc., Cable
          Distribution Systems, Inc., and First Bank National Association,
          amending the terms of the Amended and Restated Loan and Security
          Agreement dated August 9, 1996 (filed as Exhibit 10.10 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997 and incorporated herein by reference).
 10.15    Second Amendment to Loan and Security Agreement, dated September 30,
          1997, among Transition Networks, Inc., and First Bank National
          Association, amending the terms of the Loan and Security Agreement dated August 9, 1996 (filed as Exhibit 10.11 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997 and incorporated herein by reference).
 10.16    Eighth Amendment to Amended and Restated Loan and Security Agreement,
          dated September 30, 1997, among Americable, Inc., Cable Distribution
          Systems, Inc., and First Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          August 9, 1996 (filed as Exhibit 10.12 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).
 10.17    Assumption Agreement And Ninth Amendment To Amended And Restated Loan
          and Security Agreement And Waiver dated as of March 5, 1998, among
          Americable, Inc., Cable Distribution Systems, Inc., Enstar Networking
          Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated
          September 30, 1997 (filed as exhibit 10.13 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
 10.18    Third Amendment to Loan and Security Agreement and Waiver, dated
          March 27, 1998, among Transition Networks, Inc., and U.S. Bank
          National Association, amending the terms of the Amended and Restated
          Loan and Security Agreement and Waiver dated September 30, 1997 (filed as exhibit 10.13 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1997, and incorporated herein by reference).
 10.19    Assignment of Lease, dated as of January 1999, by and among Enstar
          Networking Corporation, Vicom Incorporated and Lexmark Office One
          Partners LLP. (previously filed with the Company's Annual Report on
          Form 10-K for the year ended December 31, 1998).




+10.20    Americable, Inc. 1999 Stock Option Plan (filed as Exhibit 10.9 to the
          Company's Registration Statement on Form S-1, Registration No.
          333-24007 and incorporated herein by reference).
+10.21 Enstar Networking Corporation Stock Option Plan (previously filed with the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998).
 10.22    Fourth Amendment to Loan and Security Agreement dated as of June 30,
          1998, among Transition Networks, Inc., and U.S. Bank National
          Association, amending the terms of the Amended and Restated Loan and Security Agreement and Waiver dated September 30, 1997 (filed as exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
 10.23 Tenth Amendment to Amended and Restated Loan and Security Agreement dated as of June 30, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated September 30, 1997
          (filed as exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).
 10.24 Eleventh Amendment to Amended and Restated Loan and Security Agreement dated as of August 31, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated June 30, 1997
          (filed as exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.25    Lease Agreement dated September 23, 1998, by and between Lexmark
          Office One Partners, LLP, a North Dakota limited liability partnership, and Enstar Networking Corporation of Eden Prairie,
          Minnesota (filed as exhibit 10.25 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.26 Lease Agreement dated September 14, 1998, by and between PYLON, INC., a North Carolina corporation, and Americable, Inc., a Minnesota corporation (filed as exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).
 10.27 Twelfth Amendment to Amended and Restated Loan and Security Agreement dated November 30, 1998, among Americable, Inc., Cable
          Distribution Systems, Inc., Enstar Networking Corporation, and
          U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security Agreement dated August 31, 1998
          (previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.28    Thirteenth Amendment to Amended and Restated Loan and Security
          Agreement and Consent dated January 8, 1999, among Americable, Inc.,
          Enstar Networking Corporation, and U.S. Bank National Association, amending the terms of the Amended and Restated Loan and Security
          Agreement dated November 30, 1998 (previously filed with the Company's
          Annual Report on Form 10-K for the year ended December 31, 1998).




 21.1     Subsidiaries of the Company.
 23.1     Consent of Independent Auditors of CorVel Corporation - Ernst & Young LLP.
 23.2     Consent of Independent Certified Public Accountants of ENStar Inc.
          - Grant Thornton LLP.
 27.1     Financial Data Schedule (previously filed with the Company's Annual
          Report on Form 10-K for the year ended December 31, 1998).
 99.1     Cautionary Statement Regarding Forward Looking Statements (previously filed with the Company's Annual Report on Form 10-K for the year ended
          December 31, 1998).

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

Date: July 1, 1999

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


               FINANCIAL STATEMENTS OF CORVEL
               ------------------------------
Report of Independent Auditors..............................   S-1
Consolidated Statements of Income for the three years
  ended March 31, 1997, 1998, and 1999......................   S-2
Consolidated Balance Sheets as of March 31, 1998 and 1999...   S-3
Consolidated Statements of Stockholders' Equity for the
  three years ended March 31, 1997, 1998, and 1999..........   S-4
Consolidated Statements of Cash Flows for the three years
  ended March 31, 1997, 1998, and 1999......................   S-6
Notes to Consolidated Financial Statements..................   S-7
Schedule II -- Valuation and Qualifying Accounts............  S-17



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

                                  ENSTAR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                   1998        1997        1996
                                                   ----        ----        ----
                                                         (IN THOUSANDS)
Cash flows from operating activities
 Net income (loss)..............................$  1,773    $(2,261)    $ 1,072
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Equity in earnings of unconsolidated
    subsidiary..................................  (1,512)    (1,349)     (1,304)
   Depreciation and amortization................   1,204        815         683
   Deferred income taxes........................  (1,855)    (2,078)         34
   Gain on sale of discontinued operation.......  (2,490)        --          --
   Net (income) loss from discontinued operation    (946)       199          82
     Discontinued operation - other.............     518        808       1,112
     Changes in operating assets and liabilities,
       net of effects from business dispositions
       Accounts receivable....................... (1,263)     1,204         751
       Inventories...............................    731       (205)        721
       Accounts payable, accrued expenses and other  132      1,195      (2,331)
                                                --------    --------    -------
 Net cash provided by (used in)
  operating activities..........................  (3,708)    (1,672)        820

Cash flows from investing activities
 Capital expenditures...........................    (832)    (1,145)       (627)
  Collections on notes receivable...............      --         --         258
  Proceeds from sale of discontinued operations.   8,903         --          --
  Other.........................................      (1)       (79)       (240)
                                                --------    -------     -------
 Net cash provided by (used in)
  investing activities..........................   8,070     (1,224)       (609)

Cash flows from financing activities
 Long term debt repayments...................... (50,591)   (47,671)    (56,411)
 Long term debt borrowings......................  49,891     49,341      56,396
 Proceeds from long-term debt...................   3,004     15,183         944
 Payments on long-term debt.....................    (128)        --      (1,071)
 Purchase of common stock.......................  (1,875)      (233)         --
 Additional capital invested
  (constructive dividends)......................      --     (2,082)        351
 Other..........................................     (71)       192          52
                                                --------    -------     -------
  Net cash provided by financing activities.....     230     14,730         261
                                                --------    -------     -------
  Net increase in cash
   and cash equivalents.........................   4,592     11,834         472
Cash and cash equivalents at
 beginning of year..............................  12,563        729         257
                                                --------    -------     -------
Cash and cash equivalents at end of year........$ 17,155    $12,563     $   729
                                                ========    =======     =======

Cash paid during the year for:
 Interest.......................................$ 1,336     $   722     $   169
 Taxes..........................................     20          69          --

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

NOTE 5 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     The Company's unconsolidated subsidiaries consist of its investments in CorVel and Vicom. CorVel is a health care services company with a fiscal year and of March 31. Vicom is a telecommunications company with a December 31,

                                   ENSTAR INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (Continued)

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

                                  ENSTAR INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- STOCK OPTION PLANS (Continued)

     The following represents the weighted average fair value of options granted for the respective entities and the weighted average assumptions used in the Black-Scholes option pricing model:

[CAPTION]
                                                                      Enstar
                         ENStar                 Americable          Networking
                 ---------------------     ---------------------   -------------
                  1998    1997    1996      1998    1997    1996       1998
                 ---------------------     ---------------------   -------------
Fair value of
 options granted.$2.82   $2.76   $3.89     $0.48   $0.41   $0.52      $0.38

Assumptions used:
  Dividends......$  --   $  --   $  --     $  --      --   $  --      $  --
  Volatility..... 50.0%   49.6%   57.5%     50.0%   70.0%   98.0%      50.0%
  Risk-free
   interest rate.  5.1%    5.5%    5.5%      5.1%    5.9%    5.9%       5.1%
  Expected option
   term..........3 years 3 years 3 years   3 years 3 years 3 years    3 years

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





                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 19, 1999 (except
for Note 12 as to which
the date is March 8, 1999)

                                  ENSTAR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

                                       ADDITIONS
                                -----------------------
                                               CHARGES
                     BALANCE AT   CHARGED TO   TO OTHER                 BALANCE
                      BEGINNING   COSTS AND    ACCOUNTS   DEDUCTIONS-  AT END OF
    DESCRIPTION       OF PERIOD    EXPENSES    DESCRIBE   DESCRIBE(1)    PERIOD
    -----------      ----------   ----------   --------   -----------  ---------
Allowance for Doubtful Accounts:
1996...............       297           92         --          (42)         347
1997...............       347          106         --         (164)         289
1998...............       289          127         --          (42)         374

--------------------------
(1) Write off of accounts deemed uncollectible.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
CorVel Corporation

     We have audited the accompanying consolidated balance sheets of CorVel Corporation as of March 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorVel Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting
principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/ ERNST & YOUNG LLP


Orange County, California
May 10, 1999, except for Notes J
 and L, as to which the date is
 May 24, 1999

                             CORVEL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME

                                           Years Ended March 31,
                                           ---------------------
                                     1997           1998           1999
                                     ----           ----           ----

REVENUES                         $121,704,000   $141,709,000   $165,457,000

COSTS AND EXPENSES
Cost of revenues                   99,323,000    115,553,000    136,082,000
General and administrative          8,645,000     11,029,000     12,596,000
                                 ------------   ------------   ------------
                                  107,968,000    126,582,000    148,678,000
                                 ------------   ------------   ------------
Income before income taxes         13,736,000     15,127,000     16,779,000
Income tax provision                5,220,000      5,670,000      6,376,000
                                 ------------   ------------   ------------
NET INCOME                       $  8,516,000   $  9,457,000   $ 10,403,000
                                 ============   ============   ============

Net income per share:
Basic                            $       0.93   $       1.13   $       1.28
                                 ============   ============   ============
Diluted                          $       0.91   $       1.10   $       1.26
                                 ============   ============   ============

Shares used in computing
 net income per share:
Basic                               9,170,000     8,386,000       8,155,000
Diluted                             9,370,000     8,572,000       8,261,000

           See accompanying notes to consolidated financial statements.

                           CORVEL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                          March 31,
                                                          ---------
                                                      1998         1999
                                                      ----         ----
ASSETS
Current Assets
Cash and cash equivalents                        $ 8,430,000  $ 9,052,000
Accounts receivable (less allowance
 for doubtful accounts of $2,082,000
 in 1998 and 3,015,000 in 1999)                   25,633,000   31,562,000
Prepaid expenses and taxes                           736,000      856,000
Deferred income taxes                              2,376,000    3,223,000
                                                 -----------  -----------
   Total current assets                           37,175,000   44,693,000
                                                 -----------  -----------

Property and equipment, net                       16,542,000   17,145,000
Other assets                                       6,774,000    6,899,000
                                                 -----------  -----------
                                                 $60,491,000  $68,737,000
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities
Accounts and taxes payable                       $ 6,078,000  $ 6,468,000
Accrued liabilities                                6,371,000    6,525,000
                                                 -----------  -----------
   Total current liabilities                     $12,449,000  $12,993,000
                                                 -----------  -----------
Deferred income taxes                              2,271,000    2,530,000

Commitments and Contingencies

Stockholders' Equity

Common Stock, $.0001 par value:
 20,000,000 shares authorized; 9,706,944 and
 9,885,576 shares issued and outstanding in 1998 and 1999, respectively

Paid-in Capital                                   30,615,000   32,918,000

Treasury Stock, at cost (1,461,200 shares
 in 1998, 1,747,280 shares in 1999)              (21,727,000) (26,990,000)

Retained Earnings                                 36,883,000   47,286,000
                                                 -----------  -----------
   Total stockholders' equity                     45,771,000   53,214,000
                                                 -----------  -----------
                                                 $60,491,000  $68,737,000
                                                 ===========  ===========

       See accompanying notes to consolidated financial statements.
                                 S-3

                         CORVEL CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended March 31, 1997, 1998, and 1999

                                                 Common stock
                                    Common       and paid in      Treasury
                                 stock-shares       capital        shares
                                 -----------------------------------------
Balance - March 31, 1996           9,187,350     $ 26,401,000           --

Stock issued under employee
 stock purchase plan                  46,078          536,000           --

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased     162,278        1,185,000           --

Purchase of common stock                  --               --     (714,000)

Net income                                --               --           --
                                 -----------------------------------------
Balance - March 31, 1997           9,395,706       28,122,000     (714,000)
                                 -----------------------------------------
Stock issued under employee
 stock purchase plan                  41,040          540,000           --

Stock issued and income tax
 benefits under stock option plan,
 net of shares repurchased           270,198        1,953,000           --

Purchase of common stock                  --               --     (747,200)

Net income                                --               --           --
                                 -----------------------------------------
Balance - March 31, 1998           9,706,944       30,615,000   (1,461,200)
                                 -----------------------------------------
Stock issued under employee
 stock purchase plan                  34,428          541,000           --

Stock issued and income tax
 benefits under stock option plan,
 net of shares repurchased           144,204        1,762,000           --

Purchase of common stock                  --               --     (286,080)

Net income                                --               --           --
                                 -----------------------------------------
Balance - March 31, 1999           9,885,576      $32,918,000   (1,747,280)
                                 =========================================

         See accompanying notes to consolidated financial statements.

                            CORVEL CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years Ended March 31, 1997, 1998, and 1999

                                                                 Total
                               Treasury         Retained     shareholder's
                             shares-cost        earnings        equity
                           ------------------------------------------------

Balance - March 31, 1996     $       --       $18,910,000    $45,311,000

Stock issued under employee
 stock purchase plan                 --             --           536,000

Stock issued and income tax
 benefits under stock option
 plan, net of shares repurchased     --             --         1,185,000

Purchase of common stock       (9,461,000)          --        (9,461,000)

Net income                           --         8,516,000      8,516,000
                           ------------------------------------------------
Balance - March 31, 1997       (9,461,000)     27,426,000     46,087,000
                           ------------------------------------------------
Stock issued under employee
 stock purchase plan                 --             --           540,000

Stock issued and income
 tax benefits under stock
 option plan                         --             --         1,953,000

Purchase of common stock      (12,266,000)          --       (12,266,000)

Net income                           --         9,457,000      9,457,000
                           ------------------------------------------------
Balance - March 31, 1998      (21,727,000)     36,883,000     45,771,000
                           ------------------------------------------------
Stock issued under employee
 stock purchase plan                 --             --           541,000

Stock issued and income
 tax benefits under stock
 option plan, net of shares
 repurchased                         --             --         1,762,000

Purchase of common stock       (5,263,000)          --        (5,263,000)

Net income                           --        10,403,000     10,403,000
                           ------------------------------------------------
Balance - March 31, 1999     $(26,990,000)    $47,286,000    $53,214,000
                           ================================================

         See accompanying notes to consolidated financial statements.
                                      S-5

                                 CORVEL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended March 31,
                                        --------------------------------------
                                             1997         1998         1999
                                        --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $ 8,516,000  $ 9,457,000  $10,403,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization        4,215,000    5,349,000    6,344,000
     Deferred income taxes                  420,000      137,000     (588,000)
     Loss on write down and disposal
      of property and equipment              96,000      124,000       37,000
     Changes in operating assets
      and liabilities:
       Accounts receivable               (3,900,000)  (3,339,000)  (5,929,000)
       Prepaid taxes and expenses           421,000     (612,000)    (120,000)
       Accounts and taxes payable         3,546,000     (525,000)     390,000
       Accrued liabilities                  384,000    1,741,000      154,000
       Other assets                      (1,607,000)  (1,069,000)    (482,000)
                                        --------------------------------------
  Net cash provided by
   operating activities                  12,091,000   11,263,000   10,209,000
                                        --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment    (5,799,000)  (8,725,000)  (6,627,000)
                                        --------------------------------------
Net cash used in investing activities    (5,799,000)  (8,725,000)  (6,627,000)
                                        --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds and tax benefits from
   exercise of stock options              1,721,000    2,493,000    2,303,000
  Purchase of common stock               (9,461,000) (12,266,000)  (5,263,000)
                                        --------------------------------------

  Net cash used in financing activities  (7,740,000)  (9,773,000)  (2,960,000)
                                        --------------------------------------
Net increase (decrease) in cash
 and cash equivalents                    (1,448,000)  (7,235,000)     622,000

Cash and cash equivalents
 at beginning of year                    17,113,000   15,665,000    8,430,000
                                        --------------------------------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                         $15,665,000  $ 8,430,000  $ 9,052,000
                                        ======================================
           See accompanying notes to consolidated financial statements.
                                 S-6

                                   CorVel Corporation
                         Notes to Consolidated Financial Statements
                                    March 31, 1999

Note A - Summary of Significant Accounting Policies

     ORGANIZATION: CorVel Corporation (CorVel or the Company) provides services and programs nationwide that are designed to enable insurance carriers, third party administrators and employers with self-insured programs to administer, manage and control the cost of workers' compensation and other healthcare benefits.

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

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents consists of short-term highly-liquid investments with maturities of 90 days or less when
purchased.   The carrying amounts of the Company's financial instruments approximate their relative fair values at March 31, 1998 and 1999.

     REVENUE RECOGNITION: The Company's revenues are recognized primarily as services are rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of provider charges audited and, to a limited extent, on a percentage of savings achieved for the Company's clients. Accounts receivable includes $1,582,000 and $1,979,000 of unbilled receivables at March 31, 1998 and 1999, respectively. No one customer accounted for more than 10% of consolidated revenues during the years ended March 31, 1997, 1998 and 1999.

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

                               CorVel Corporation
                  Notes to Consolidated Financial Statements
                                 March 31, 1999

Note A - Summary of Significant Accounting Policies (continued)

     OTHER ASSETS: Other assets consists primarily of the excess of the purchase price over the estimated fair value of the net assets of businesses acquired (goodwill) and is being amortized using the straight-line method over periods not exceeding 40 years. Goodwill amounted to $5,546,000 (net of accumulated amortization of $1,088,000) at March 31, 1998 and 5,869,000 (net of accumulated amortization of $1,237,000) at March 31, 1999.

     CONCENTRATIONS OF CREDIT RISK: The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. One customer accounted for 13% of the Company's accounts receivable balance in 1999. No other customer accounted for 10% of accounts
receivable in 1998 or 1999.   Receivables are generally due within 60 days.
Credit losses relating to customers in the workers' compensation insurance industry consistently have been within management's expectations.

     INCOME TAXES: The consolidated financial statements reflect the application of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes".

     EARNINGS PER SHARE: Earnings per common share-basic is based on the weighted average number of common shares outstanding during the period. Earnings per common shares-diluted is based on the weighted average number of common shares and common share equivalents outstanding during the period. In calculating earnings per share, earnings are the same for the basic and diluted calculations. Weighted average shares outstanding increased for diluted earnings due to the effect of stock options.

     STOCK OPTION PLANS: The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     RECENT ACCOUNTING PRONOUNCEMENTS: In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined it currently operates in one reportable segment as defined in SFAS No. 131. Each of the Company's products and services have similar long-term financial performance and have similar economic characteristics. All of the Company's products and services relate to programs that provide the Company's customers with a single source for all of their managed care needs, providing comprehensive, cost-effective and innovative solutions.

                                CorVel Corporation
                    Notes to Consolidated Financial Statements
                                 March 31, 1999

Note A - Summary of Significant Accounting Policies (continued)

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of
Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain internal payroll and payroll related costs should be capitalized during the application development stage of a project and depreciated over the computer software's useful life. The Company will implement SOP 98-1 as of April 1, 1999 and does not believe that implementation will have a material impact on its financial statements.

     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity.

Note B - Property and Equipment

     Property and equipment consists of the following at March 31:


                                                         1998          1999
                                                        --------      --------
Office equipment and computers                       $24,930,000   $29,618,000
Computer software                                      7,808,000     9,434,000
Leasehold improvements                                 1,154,000     1,349,000
                                                     -------------------------
                                                      33,892,000    40,401,000
Less: accumulated depreciation and amortization       17,350,000    23,256,000
                                                     -------------------------
                                                     $16,542,000   $17,145,000
                                                     =========================

Note C - Accrued Liabilities

     Accrued liabilities consists of the following at March 31:

                                                         1998          1999
                                                        ----------------------
Payroll and related benefits                         $ 3,303,000   $ 4,630,000
Self-insurance reserves                                  650,000       645,000
Other                                                  2,418,000     1,250,000
                                                     -------------------------
                                                     $ 6,371,000   $ 6,525,000
                                                     =========================

                                  CorVel Corporation
                        Notes to Consolidated Financial Statement
                                    March 31, 1999

Note D - Income Taxes

     The income tax provision consists of the following for the three years ended March 31:

                                          1997          1998          1999
                                         --------      --------      --------
Current - Federal                     $ 4,212,000   $ 4,955,000   $ 6,337,000
Current - State                           588,000       346,000       627,000
                                      ---------------------------------------
   Subtotal                             4,800,000     5,301,000     6,964,000
                                      ---------------------------------------

Deferred - Federal                        368,000       345,000      (537,000)
Deferred - State                           52,000        24,000       (51,000)
                                      ---------------------------------------
   Subtotal                               420,000       369,000      (588,000)
                                      ---------------------------------------
                                      $ 5,220,000   $ 5,670,000   $ 6,376,000
                                      =======================================

     Income tax benefits associated with the exercise of stock options were $228,000, $1,212,000 and $289,000 for fiscal 1997, 1998, and 1999, respectively.

     The following is a reconciliation of the income tax provision from the statutory federal income tax rate to the effective rate for the three years ended March 31:

                                              1997        1998        1999
                                            --------    --------    --------
Income taxes at federal statutory rate    $4,808,000  $5,294,000  $5,873,000
State income taxes,
 net of federal benefit                      423,000     453,000     471,000
Goodwill amortization                         40,000      42,000      45,000
Other                                        (51,000)   (119,000)    (13,000)
                                          ----------------------------------
                                          $5,220,000  $5,670,000  $6,376,000
                                          ==================================

     Income taxes paid totaled $1,683,000, $5,690,000 and $4,787,000 for the years ended March 31, 1997, 1998, and 1999, respectively.

                                CorVel Corporation
                  Notes to Consolidated Financial Statements
                                  March 31, 1999

Note D - Income Taxes (continued)

     Deferred taxes at March 31, 1998 and 1999 are:

                                                          1998          1999
                                                    -------------------------
Deferred tax assets:
Accrued liabilities not currently deductible        $ 1,427,000   $ 1,756,000
Allowance for doubtful accounts                         814,000     1,371,000
Other                                                   135,000        96,000
                                                    -------------------------
Deferred assets                                       2,376,000     3,223,000

Deferred tax liabilities:
Excess of tax under book basis of fixed assets       (2,271,000)   (2,530,000)
                                                    -------------------------
Deferred liability                                   (2,271,000)   (2,530,000)
                                                    -------------------------
Net deferred tax asset                              $   105,000   $   693,000
                                                    =========================

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

     Under the Company's Restated 1988 Executive Stock Option Plan, ("the Plan") as amended, options for up to 3,470,000 shares of the Company's common stock may be granted to key employees, non-employee directors and consultants at prices not less than 85% of the fair value of the stock at the date of grant as determined by the Board. Options granted under the Plan may be either incentive stock options or non-statutory stock options and are generally exercisable beginning one year from the date of grant and vest monthly thereafter for three years.

                                CorVel Corporation
                    Notes to Consolidated Financial Statements
                                  March 31, 1999

Note E - Stock Option Plans (continued)

     In addition to the aforementioned Plan, the Company's President was issued an option to purchase 1,500,000 shares of common stock at an exercise price of $.0001 per share in January 1988. As of March 31, 1999, all of these options have vested and have been exercised. Summarized information for all stock options for the past three fiscal years follows:

                                               1997        1998        1999
                                             -------     --------    --------
Options outstanding at the
  beginning of the year                      846,822      911,664     761,932
Options granted                              252,900      205,500     219,100
Options exercised                           (162,278)    (317,874)   (149,554)
Options cancelled                            (25,780)     (37,358)    (35,072)
                                            ---------------------------------
Options outstanding at the end
 of the year                                 911,664      761,932     796,406
                                            =================================

During the year, weighted average
 price of options:

Granted                                       $14.24       $16.16      $18.09

Exercised                                     $ 5.86       $ 5.14      $10.55

Cancelled                                     $11.40       $13.82      $15.20

At the end of the year:
Price range of outstanding options            $.0001-      $ 5.38-     $ 8.50-
                                              $15.75       $18.88      $18.88
Weighted average price per share              $ 9.89       $13.38      $15.13
Options available for future grants          577,768      809,626     625,598
Exercisable options                          489,762      335,790     333,764

                                 CorVel Corporation
                       Note to Consolidated Financial Statements
                                   March 31, 1999

Note E - Stock Option Plans (continued)

     The following table summarizes the status of stock options outstanding and exercisable at March 31, 1999:
                                         Outstanding               Exercisable
                            Weighted      Options-    Exercisable   Options-
                             Average      Weighted      Options-    Weighted
   Range of    Number of     Remaining     Average      Number of    Average
   Exercise   Outstanding   Contractual    Exercise    Exercisable   Exercise
    Prices      Options         Life        Price        Options      Price

$ 8.50-$13.25   199,882     1.83 years     $11.38        174,310     $11.24
 13.38- 14.81   205,192     3.52 years      14.18         95,176      14.51
 15.31- 17.81   194,832     4.24 years      16.72         49,336      15.98
 18.00- 18.88   196,500     4.67 years      18.36         14,942      18.82
              -------------------------------------------------------------
Total           796,406     3.56 years     $15.13        333,764     $13.21
              =============================================================

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option and stock purchase plans been recorded consistent with the provisions of SFAS No. 123, net income, net income per share-basic and net income per share-diluted would have been for the three fiscal years ending March 31, 1999:

                                             1997          1998          1999
                                           -------       -------       -------
Net income - adjusted                   $8,315,000    $9,185,000    $9,971,000
Net income per share - basic                 $0.91         $1.10         $1.22
Net income per share - diluted               $0.89         $1.07         $1.21

     The weighted average fair values at date of grant for options during fiscal 1997, 1998, and 1999 were $4.34, $4.65, and $6.28, respectively.

     The fair value of each plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for fiscal years ending March 31:

                                             1997          1998          1999
                                           -------       -------       -------
Expected volatility                           .41           .34           .28
Risk free interest rate                       6.4%          5.5%          5.7%

     The assumptions for all three years reflect no dividend yield and a weighted average option life of 4.7 years.

                             CorVel Corporation
               Notes to Consolidated Financial Statements
                               March 31, 1999

Note E - Stock Option Plans (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The aforementioned results are not likely to be representative of the effects of applying SFAS No. 123 on reported net income for future years as these amounts reflect the expense for only one to three years of vesting.

Note F - Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan which allows employees of the Company and its subsidiaries to purchase shares of common stock on the last day of two six-month purchase periods (i.e. March 31 and September 30) at a purchase price which is 85% of the closing sale price of shares as quoted on NASDAQ on the first or last day of such purchase period, whichever is lower. Employees are allowed to participate up to 20% of their gross pay. A maximum of 500,000 shares has been authorized for issuance under the plan, as amended. As of March 31, 1999, 304,000 shares had been issued pursuant to the plan. Summarized plan information is as follows:

                                          1997         1998         1999
                                        -------      -------      -------
Employee contributions                 $536,000     $540,000     $541,000
Shares acquired                          46,078       41,040       34,428
Average purchase price                   $11.63       $13.16       $15.71

Note G - Treasury Stock

     The Company's Board of Directors has approved a plan to repurchase up to 2,200,000 shares of the Company's outstanding common stock. Purchases may be made from time to time depending on market conditions and other relevant factors. The share repurchases for fiscal years ending March 31, 1997, 1998 and 1999 are as follows:

                                  1997         1998         1999    Cumulative
                                -------      -------      -------   ----------
Shares repurchased              714,000      747,200      286,080    1,747,280
Cost                         $9,461,000  $12,266,000  $ 5,263,000  $26,990,000
Average price                    $13.25       $16.42       $18.40       $15.45

                             CorVel Corporation
               Notes to Consolidated Financial Statements
                               March 31, 1999

Note G - Treasury Stock (continued)

     The repurchased shares were recorded as treasury stock, at cost, and are available for general corporate purposes. The repurchases were financed from cash generated from operations.

Note H - Commitments and Contingencies

     The Company leases office facilities under noncancelable operating leases. Future minimum rental commitments under operating leases at March 31, 1999 are $5,772,000 in fiscal 2000, $4,705,000 in fiscal 2001, $3,736,000 in fiscal 2002, $2,168,000 in fiscal 2003, $813,000 in fiscal 2004, and $123,000
thereafter.   Total rental expense of $4,573,000, $4,683,000, and $6,064,000 was charged to operations for the years ended March 31, 1997, 1998, and 1999, respectively.

     The Company is involved in litigation arising in the normal course of business. The Company believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to the financial position and results of the operations of the Company.

Note I - Savings Plan

     The Company maintains a retirement savings plan for its employees, which is a qualified plan under section 401(k) of the Internal Revenue Code. Full-time employees that meet certain requirements are eligible to participate in the plan. Contributions are made annually primarily at the discretion of the Company's Board of Directors. Contributions of $135,000, $143,000, and $155,000 were charged to operations for the years ended March 31, 1997, 1998 and 1999, respectively.

Note J - Shareholder Rights Plan

     During fiscal 1997, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan, which is similar to rights plans adopted by numerous other public companies, provides for a dividend distribution to CorVel stockholders of one preferred stock purchase "Right" for each outstanding share of CorVel's common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to encourage a potential acquirer to negotiate with the Board of Directors prior to attempting a takeover. The Rights have an exercise price of $62.50 per Right, as adjusted for the 2-for-1 stock split in the form of a 100% stock dividend, paid on June 14, 1999, and subject to subsequent adjustment. Initially, the Rights will trade with the company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

                                 CorVel Corporation
                    Notes to Consolidated Financial Statements
                                   March 31, 1999

Note K - Quarterly Results

     The following is a summary of unaudited results of operations for the two years ended March 31, 1998 and 1999:
                                                       Net income  Net income
                                                        per basic  per diluted
Fiscal Year Ended                   Gross        Net      common    common
March 31, 1998:       Revenues      Margin      income     share    share
                      --------      ------      ------     -----    -----
First Quarter       $34,024,000  $6,467,000  $2,275,000     $.27     $.26
Second Quarter       34,683,000   6,475,000   2,381,000      .28      .27
Third Quarter        35,558,000   6,595,000   2,395,000      .29      .28
Fourth Quarter       37,444,000   6,619,000   2,406,000      .29      .29

Fiscal Year Ended
March 31, 1999:
First Quarter       $39,552,000  $7,210,000  $2,501,000     $.30     $.30
Second Quarter       40,474,000   7,148,000   2,556,000      .32      .31
Third Quarter        42,030,000   7,354,000   2,624,000      .33      .32
Fourth Quarter       43,401,000   7,663,000   2,722,000      .33      .33

Note L - Subsequent Event - Stock Split

     On May 24, 1999, the Company announced that its Board of Directors authorized a 2-for-1 common stock split in the form of a 100% stock dividend. The additional shares were distributed on June 14, 1999 to stockholders of
record on May 31, 1999.   Historical common share amounts, per share amounts
and stock option data for all periods presented have been restated to reflect this change in the Company's capital structure.

                                  Schedule II

                               CORVEL CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS


                                          Additions
                             Balance at   Charged to
                             Beginning    Costs and                Balance at
                              of Year      Expenses   Deductions   End of Year
                              -------      --------   ----------   -----------
Allowance for
 doubtful accounts:

Year Ended March 31, 1997:    1,268,000   1,763,000   (1,345,000)   1,686,000

Year Ended March 31, 1998:    1,686,000   2,437,000   (2,041,000)   2,082,000

Year Ended March 31, 1999:   $2,082,000  $2,085,000  $(1,152,000)  $3,015,000

                              EXHIBIT INDEX

Exhibit
Number
--------

   23.1         Consent of Independent Auditors, Ernst & Young LLP

   23.2         Consent of Grant Thornton LLP, Independent Public Accountants