Form 10-Q
period 1999-06-30
ENSTAR INC
filed 1999-08-16
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended June 30, 1999


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

At August 5, 1999, 2,976,723 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                          ENStar Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                June 30,         December 31,
                                                  1999                1998
                                             --------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                  $    12,564         $    17,155
  Accounts receivable, net                         4,712               4,769
  Finished goods inventories                       2,206               1,734
  Prepaid expenses and other current assets          265                 161
                                             --------------------------------

    Total current assets                          19,747              23,819

Property and equipment, net                          695               1,072
Investment in unconsolidated subsidiaries         14,595              13,293
Goodwill, net                                      4,405               4,486
Other assets                                         878                 903
                                             --------------------------------
                                             $    40,320         $    43,573
                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                      $     2,150         $     1,680
  Current portion of long-term debt                1,022               4,899
  Accounts payable                                 2,302               3,186
  Accrued expenses                                 4,255               4,580
                                             --------------------------------
    Total current liabilities                      9,729              14,345

Long-term debt, net of current maturities         15,266              14,104
Deferred income taxes                              2,054               1,539
Commitments and contingencies                         --                  --

Shareholders' Equity
  Common stock, $.01 par value 1,000,000,000
    shares authorized, issued and outstanding
    2,976,723 shares in 1999 and 1998                  30                 30
  Additional paid-in-capital                       13,764             13,839
  Retained deficit                                   (523)             (284)
                                             --------------------------------
    Total shareholders' equity                     13,271             13,585
                                             --------------------------------
                                             $     40,320        $    43,573
                                             ================================

See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      ---------------------------------------
                                         1999      1998        1999     1998
                                      ---------------------------------------
Revenues                              $ 9,583   $11,639     $17,932  $21,473
Operating and product costs             7,317     9,337      13,641   17,189
                                      ---------------------------------------
  Gross profit                          2,266     2,302       4,291    4,284

Selling, general,
  and administrative expenses           2,429     3,276       4,795    6,447
                                      ---------------------------------------
  Operating loss                         (163)     (974)       (504)  (2,163)

Interest expense, net                    (280)     (338)       (581)    (611)
                                      ---------------------------------------

Loss before income taxes and equity in
 earnings of unconsolidated subsidiaries (443)   (1,312)     (1,085)  (2,774)

Income tax provision                       --        --          --       --
                                      ---------------------------------------

Loss before equity in earnings
  of unconsolidated subsidiaries         (443)   (1,312)     (1,085)  (2,774)

Equity in earnings of
  unconsolidated subsidiaries             442       390         847      735
                                      ---------------------------------------

Loss from continuing operations
Discontinued operations, net of taxes      (1)     (922)       (238)  (2,039)
  Gain from operations                     --       227          --       32
                                      ---------------------------------------

Net loss                              $    (1)  $  (695)    $  (238) $(2,007)
                                      =======================================

Basic and diluted loss per share:
  Continuing operations               $ (0.00)  $ (0.28)    $ (0.08) $ (0.63)
  Discontinued operations                  --      0.07          --      .01
                                      ---------------------------------------
  Net loss                            $ (0.00)  $ (0.21)    $ (0.08) $ (0.62)
                                      =======================================

Weighted average shares outstanding     2,977     3,246       2,977    3,256
                                      =======================================

     See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 30, (Unaudited)
                                 (In thousands)

                                                  1999                  1998
                                             -------------------------------
Net cash used in operating activities        $  (2,309)            $  (1,502)

Cash flows from investing activities
  Capital expenditures                             (61)                 (908)
  Other                                             24                    20
                                             --------------------------------

Net cash used in investing activities              (37)                 (888)
                                             --------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                     953                 1,966
  Payments on long-term debt                    (3,668)                  (14)
  Proceeds from notes payable                   21,758                30,755
  Payments on notes payable                    (21,288)              (30,645)
  Purchase of Common Stock                          --                  (210)
                                             --------------------------------

Net cash provided by (used in)
  financing activities                          (2,245)                1,852
                                             --------------------------------

Net decrease in cash
  and cash equivalents                          (4,591)                 (538)

Cash and cash equivalents
  at beginning of period                        17,155                12,609
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $  12,564            $   12,071
                                           ==================================





See accompanying notes to condensed consolidated financial statements.

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Business --

     ENStar Inc., a Minnesota corporation formed in 1995 ("ENStar" or the "Company"), is a holding company. Its principal subsidiaries are Americable, Inc. ("Americable") and Enstar Networking Corporation ("Enstar Networking"). Americable is a provider of value-added connectivity products and custom OEM manufacturing solutions to the telecommunications, Category 5, and premise wiring markets. Enstar Networking is a network security integrator providing solutions to design, manage and secure corporate network infrastructures. ENStar also owns 2,050,000 shares of common stock of CorVel Corporation ("CorVel"), or an approximate 25% interest in CorVel, a provider of cost containment and managed care services designed to address the medical costs of workers' compensation and 1,350,000 shares in Vicom Incorporated ("Vicom"), or an approximate 38.5% interest in Vicom, a telecommunications company providing services to integrate voice, data, and video solutions. These investments are accounted for as unconsolidated subsidiaries using the equity method of accounting.

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

2.   Basis of Presentation --

     BASIS OF PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared by ENStar without audit, in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

     Results of operations of Transition are reflected as discontinued operations in the accompanying consolidated statement of operations. Operating results of Transition for the three and six months ended June 30, 1998 were as follows:

                                         Three Months Ended    Six Months Ended
                                              June 30              June 30
                                         ------------------    ----------------
          Revenues                           $ 5,459              $ 9,756
          Operating income                       246                   61
          Net income from
           discontinued operations               227                   32

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

     The following sets forth the unaudited consolidated results of operations for the three and six months ended June 30, 1998, as if this transaction had occurred as of January 1, 1998 (in thousands):

                                         Three Months Ended    Six Months Ended
                                              June 30              June 30
                                         ------------------    ----------------
          Revenues                           $ 8,822              $16,092
          Loss from continuing operations       (680)              (1,447)
          Basic and diluted loss per
           share from continuing operations     (.21)                (.44)

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

5.   Net Loss Per Share --

     The Company's basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of outstanding common shares, as all common share equivalents relating to stock options were antidilutive during the periods presented. Options to purchase 412,250 and 359,250 shares of common stock with weighted average exercise prices of $7.72 and $7.78 were outstanding during the three and six months ended June 30, 1999 and 1998, but were excluded from the computation of common share equivalents because they were antidilutive.

6.   Investment in Unconsolidated Subsidiaries --

     The Company's unconsolidated subsidiaries consist of its investments in CorVel and Vicom. Corvel is a health care services company with a fiscal year end of March 31. Vicom is a telecommunications company with a December 31 year end. Vicom is a non-reporting public company and since the Company's investment in Vicom is not considered to be material, summary financial statement information has not been provided. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the six month period ended June 30, 1999 (in thousands):

          Current assets                                     $46,449
          Total assets                                        71,273
          Current liabilities                                 11,764
          Noncurrent liabilities                               3,975
          Revenues                                            89,106
          Gross profit                                        15,914
          Net income                                           5,599

     At June 30, 1999, the fair value of the Company's investment in CorVel based on the closing market price was approximately $44.1 million. This amount does not reflect the tax expense which would be incurred on the sale of these shares.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At June 30, 1999, the deferred tax liability includes a cumulative tax effect of approximately $5.3 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax benefit has been recorded in either of the periods presented due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

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

     Certain financial information on the Company's segments is as follows:

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------    -----------------
                                            1999      1998        1999     1998
                                         ------------------    -----------------
     Revenues - external
       Americable                        $ 4,562   $ 4,815     $ 8,881  $ 8,951
       Enstar Networking                   5,021     4,007       9,051    7,141
                                         ------------------    -----------------
                                         $ 9,583   $ 8,822     $17,932  $16,092
       ENC - business disposition             --     2,817          --    5,381
                                         ------------------    -----------------
          Total Revenues - external      $ 9,583   $11,639     $17,932  $21,473
                                         ==================    =================

     Revenues - intersegment
       Americable                        $    10   $    --     $    34  $    --
       ENC - business disposition             --       176          --      602
                                         ==================    =================
          Total Revenues - intersegment  $    10   $   176     $    34  $   602
                                         ==================    =================

     Operating Income (Loss)
       Americable                        $    39   $   121     $    98  $    12
       Enstar Networking                      77      (611)        (97)  (1,106)
       Corporate                            (279)     (242)       (505)    (477)
                                         ------------------    -----------------
                                            (163)     (732)       (504)  (1,571)
     ENC - business disposition               --      (242)         --     (592)
                                         ------------------    -----------------
          Total Operating Loss           $  (163)  $  (974)    $  (504) $(2,163)
                                         ==================    =================










                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

12.  Proposed Transaction --

     On March 8, 1999, the Company announced that it had established a Special
Committee to consider a proposal by the majority shareholders to acquire the outstanding shares of ENStar common stock not already owned by them or certain entities under their control. The majority shareholders preliminarily proposed that the shares not controlled by them be acquired for a cash price of $10.00 per share, however, the proposal was subject to change based on a number of factors including determination of the structure of the transaction.

     On August 13, 1999, the Company announced that it had signed an agreement to be acquired by ENStar Acquisition, Inc., a corporation formed by James
Michael and Jeffrey Michael and certain related entities. As a result of the agreement, shareholders of ENStar other than the Michaels (including certain related entities and family members) will receive $12.50 in cash per share of ENStar common stock. The agreement was approved by a Special Committee of the Board of Directors and by the Board of Directors on August 13, 1999.

     Closing of the transaction is expected in the fourth quarter of 1999, and is subject to ENStar shareholder approval by a majority of the non-Michael family shareholders, regulatory approval and customary closing conditions.
Additionally, the agreement provides that the transaction may be terminated by the Special Committee if the dollar-weighted trading price of CorVel Corporation stock during the 15 trading days prior to shareholder approval exceeds $26.00, and by ENStar Acquisition, Inc. if that price is less than $20.00 during the same period.





























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

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements which are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated by such forward-looking statements are general economic conditions, computer and computer networking industry conditions, risks associated with the cost required for the development and offering of new products and services that may not be commercially successful, the rapid technological changes occurring in the markets in which the Company operates, risks relating to "Year 2000" issues, dependence on and the need to recruit and retain key personnel, the concentration of the Company's revenues with certain customers, dependence on key suppliers and product supply, the substantial competition in the markets in which the Company operates and certain indemnification obligations relating to the merger of North Star and Michael Foods. Each of these factors is more fully discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

     ENStar is a holding company. Its principal subsidiaries are Americable, Inc. and Enstar Networking Corporation. ENStar also owns 2,050,000 shares of common stock of CorVel Corporation, or an approximate 25% interest. CorVel is a provider of cost containment and managed care services designed to address the medical costs of workers' compensation. ENStar's investment in CorVel is accounted for as an unconsolidated subsidiary using the equity method of accounting. The common stock of CorVel is included on the Nasdaq National
Market under the symbol CRVL.  ENStar also owns 1,350,000 shares in Vicom
Incorporated, or an approximate 38.5% interest in Vicom, a telecommunications
Company providing services to integrate voice, data, and video solutions.









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























                                     ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)

     The accompanying management discussion and analysis of results of operation reflects pro forma operating results of Enstar Networking exclusive of the Midwest region sold to Vicom ("ENC - business disposition"). In addition, results of operations are restated to give effect to discontinued operations as discussed in Note 3 to the Condensed Consolidated Financial Statements. The following are summarized operating results for ENStar's operating subsidiaries for the three and six months ended June 30 (in thousands):

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ------------------    -----------------
                                            1999      1998        1999     1998
                                         ------------------    -----------------
     Revenues
       Americable                        $ 4,572   $ 4,815     $ 8,915  $ 8,951
       Enstar Networking                   5,021     4,007       9,051    7,141
       Eliminations                          (10)       --         (34)      --
                                         ------------------    -----------------
       Pro Forma Revenues                  9,583     8,822      17,932   16,092
       ENC - business disposition             --     2,993          --    5,983
       Eliminations                           --      (176)         --     (602)
                                         ------------------    -----------------
          Total Revenues                 $ 9,583   $11,639     $17,932  $21,473
                                         ==================    =================

     Gross Profit
       Americable                        $ 1,144   $ 1,060     $ 2,319  $ 1,906
       Enstar Networking                   1,122       606       1,972    1,224
                                         ------------------    -----------------
       Pro Forma Gross Profit              2,266     1,666       4,291    3,130
       ENC - business disposition             --       636          --    1,154
                                         ------------------    -----------------
          Total Gross Profit             $ 2,266   $ 2,302     $ 4,291  $ 4,284
                                         ==================    =================

     Selling, General, and
      Administrative Expenses
       Americable                        $ 1,105   $   939     $ 2,221  $ 1,894
       Enstar Networking                   1,045     1,217       2,069    2,330
       Corporate                             279       242         505      477
                                         ------------------    -----------------
       Pro Forma S.G.&A. Expenses          2,429     2,398       4,795    4,701
       ENC - business disposition             --       878          --    1,746
                                         ------------------    -----------------
          Total Selling, General,
           and Administrative            $ 2,429   $ 3,276     $ 4,795  $ 6,447
                                         ==================    =================


     Operating Income (Loss)
       Americable                        $    39   $   121     $    98  $    12
       Enstar Networking                      77      (611)        (97)  (1,106)
       Corporate                            (279)     (242)       (505)    (477)
                                         ------------------    -----------------
       Pro Forma Operating Loss             (163)     (732)       (504)  (1,571)
       ENC - business disposition             --      (242)         --     (592)
                                         ------------------    -----------------
          Total Operating Loss           $  (163)  $  (974)    $  (504) $(2,163)
                                         ==================    =================


                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 vs. THREE MONTHS ENDED JUNE 30, 1998

     Consolidated pro forma revenues increased $761,000, or 8.6%, to $9,583,000 from $8,822,000 in 1998.

     Revenues at Americable decreased $243,000, or 5%, to $4,572,000. This decrease reflects a reduction in sales of bulk cable in the quarter, offset by growth in sales of networking products.

     Revenues at Enstar Networking increased $1,014,000, or 25.3%, to $5,021,000. During the quarter, sales of networking security products and services increased $912,000, or 267%, due primarily to higher demand. Offsetting this increase was approximately $733,000 of lower structured wiring services and products due to a shift in focus to network integration and security services.

     Consolidated pro forma gross profit, as a percent of revenues, increased to 23.6% in 1999, as compared to 18.9% in 1998. Increased margins at Americable from 22% to 25% are primarily due to higher margins on fiber optic products. Margins at Enstar Networking increased to 22.3% from 15.1%, primarily due to a shift in sales toward networking security products and services and away from lower margin structured wiring business.

     ENStar's consolidated pro forma selling, general, and administrative expenses increased $31,000, or 1.3%, to $2,429,000 from $2,398,000 in 1998.
Operating expenses at Americable were $1,105,000, an increase of $166,000. Included in this was an increase in selling expenses of approximately $120,000 due to the addition of sales and product support personnel. Enstar Networking's operating expenses decreased to $1,045,000 from $1,217,000 in 1998. This includes approximately $130,000 of decreased administrative expenses due primarily to lower personnel costs and $42,000 of lower marketing costs. Corporate expenses were $279,000, relatively unchanged between periods.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


SIX MONTHS ENDED JUNE 30, 1999 vs. SIX MONTHS ENDED JUNE 30, 1998

     Consolidated pro forma revenues increased $1,840,000, or 11.4%, to $17,932,000 from $16,092,000 in 1998.

     Revenues at Americable were $8,881,000, relatively unchanged between periods. Sales of networking products and connectivity products increased approximately $568,000, or 20% primarily due to higher demand. This was offset by a reduction in sales of bulk cable of approximately $636,000, or 40%, primarily due to lower sales to contractors.

     Revenues at Enstar Networking increased $1,910,000, or 26.7%, to $9,051,000. Sales of networking security products and services increased $1,698,000, or 225%, due primarily to higher demand. Offsetting this increase was approximately $1,035,000 of lower structured wiring services and products due to a shift in focus to network integration and security services.

     Consolidated pro forma gross profit, as a percent of revenues, increased to 23.9% in 1999, as compared to 19.5% in 1998. Increased margins at Americable from 21.3% to 26% are primarily due to higher margins on connectivity products and fiber optic products. Margins at Enstar Networking increased to 21.8% from 17.1%, primarily due to a shift in sales toward networking security products and services and away from lower margin structured wiring business.

     ENStar's consolidated pro forma selling, general, and administrative expenses increased $94,000, or 2%, to $4,795,000 from $4,701,000 in 1998.
Operating expenses at Americable were $2,221,000, an increase of $327,000. Included in this was an increase in selling expenses of approximately
$212,000 due to the addition of sales and product support personnel. Enstar Networking's operating expenses decreased to $2,069,000 from $2,330,000 in 1998. This includes approximately $259,000 of decreased administrative expenses due primarily to lower personnel costs. Corporate expenses were $505,000, relatively unchanged between periods.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations due primarily to the losses incurred at its operating companies. Cash used in operations was $2,309,000 in 1999 versus $1,502,000 in 1998.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At June 30, 1999, the Company had $16,288,000 principal amount of subordinated debentures outstanding with weighted average interest rate of 9.6%. Long-term debt proceeds includes approximately $595,000 of new debentures sold and $358,000 of compounded interest for the six months ended June 30, 1999. Approximately $4.9 million of debentures are scheduled to mature during 1999, of which approximately
$3.7 million have been redeemed. As of June 30, 1999, the Company was not offering debentures for sale due to the pending transaction by the majority shareholder to purchase the outstanding minority shares. See note
12 for additional discussion on this transaction.

     At June 30, 1999, the Company's subsidiaries, Americable and Enstar Networking, had a revolving line of credit facility which provided borrowings up to $4 million with interest at prime plus 1% (8.75% at June 30, 1999). At June 30, 1999, there were outstanding borrowings of $2,150,000 and the companies were in compliance with all covenants under this agreement.

     On July 19, 1999, Americable and Enstar Networking entered into a credit agreement with a different bank that provides a revolving line of credit facility of up to $4 million and a $1 million swing line loan, both of which expire July 19, 2001, and carry an interest rate of prime plus .5%. Borrowings under the line of credit facility are based upon the lesser of $4 million or a defined borrowing base of eligible accounts receivable and inventory as defined in the agreement. The agreement contains certain restrictive covenants, the most significant of which are capital expenditure limitations and the maintenance of certain levels of tangible net worth. This agreement is collateralized by substantially all assets of the companies.

                                     ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company could repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. Through June 30, 1999, 290,266 shares had been repurchased at an average price of $6.46 per share for an aggregate cost of approximately $1,875,000.

     On March 8, 1999, the Company reported in a press release that its Board of Directors had established a Special Committee consisting of one of its outside directors to consider a proposal by James Michael and Jeffrey Michael to acquire the shares of Common Stock of ENStar Inc. not already owned by members of the Michael family and certain entities controlled by the Michael family. On
August 13, the Company reported the execution of a merger agreement in connection with the proposed transaction. See Note 12 to the Condensed Consolidated Financial Statements of ENStar.

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchases of common stock for 1999 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies. At August 5, 1999, ENStar had approximately $12.3 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

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

     Third Parties. The potential impact of Year 2000 issues will depend to a large extent of the Year 2000 efforts of the Company's vendors, customers, service providers, utilities, governmental agencies and other entities with which the Company does business. The Company is communicating with certain of these parties to determine their efforts to prepare for the Year 2000 and to evaluate any likely impact on the Company. These communications are focused on third parties that the Company believes could have the greatest impact on its business and operations. This process will continue throughout 1999. The efforts of third parties are not within the control of the Company and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost for the Company.

     Contingency Plans. The Company has not yet established contingency plans in the event that it is unable to complete its remediation efforts by December 31, 1999. These contingency plans are expected to be developed by September 30, 1999.

     Costs. The total cost to upgrade the Company's systems to Year 2000 compliance are expected to be approximately $35,000, of which approximately $7,000 has been spent to date.

                                   ENStar Inc.
                 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     MARKET RISK SENSITIVE INSTRUMENTS

     There were no material changes in the Company's market risk during the six months ended June 30, 1999.

                            PART II - OTHER INFORMATION
                            ENStar Inc. and Subsidiaries


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         See Note 12 to the ENStar Inc. Notes to Consolidated Financial Statements included in Item 1 of this report, which is incorporated by reference in this Item 5.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are being filed with this report on Form 10-Q.

         Exhibit 2.1 Agreement and Plan of Merger dated August 13, 1999, among ENStar Inc., ENStar Acquisition, Inc.,
                       Jeffrey J. Michael, James H. Michael, 4J2R1C Limited Partnership, 3J2R Limited Partnership, and Jeffrey J. Michael, as Trustee of the Michael Acquisition Corporation Trust. ENStar Inc. agrees to furnish supplementally a copy of omitted schedules to the Commission upon request.

         Exhibit 27.1  Financial Data Schedule

         Exhibit 99.1  Press Release issued by ENStar Inc. on August 13, 1999.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENSTAR INC.
                                           --------------------------
                                           (Registrant)




Date     August 14, 1999                   by    /s/ Jeffrey J. Michael
       ---------------------------         ----------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date     August 14, 1999                   by    /s/ Peter E. Flynn
       ---------------------------         ----------------------------
                                           Peter E. Flynn
                                           Executive Vice President
                                           and Secretary (principal
                                           financial and accounting officer)