Form 10-Q
period 1999-09-30
ENSTAR INC
filed 1999-11-15
CIK 1009515

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For period ended September 30, 1999


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

At November 5, 1999, 2,976,723 shares of common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                          ENStar Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                               September 30,      December 31,
                                                   1999               1998
                                               -------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                      $ 12,012          $ 17,155
  Accounts receivable, net                          5,711             4,769
  Finished goods inventories                        2,388             1,734
  Prepaid expenses and other current assets           301               161
                                                 --------------------------

    Total current assets                           20,412            23,819

Property and equipment, net                           566             1,072
Investment in unconsolidated subsidiaries          15,242            13,293
Goodwill, net                                       4,366             4,486
Other assets                                        1,274               903
                                                 --------------------------
                                                 $ 41,860          $ 43,573
                                                 ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                          $  2,728          $  1,680
  Current portion of long-term debt                   819             4,899
  Accounts payable                                  3,481             3,186
  Accrued expenses                                  4,087             4,580
                                                 --------------------------
    Total current liabilities                      11,115            14,345

Long-term debt, net of current maturities          15,280            14,104
Deferred income taxes                               2,293             1,539
Commitments and contingencies                          --                --

Shareholders' Equity
  Common stock, $.01 par value 1,000,000,000
    shares authorized, issued and outstanding
    2,976,723 shares in 1999 and 1998                  30                30
  Additional paid-in-capital                       13,724            13,839
  Retained deficit                                   (582)             (284)
                                                 --------------------------
    Total shareholders' equity                     13,172            13,585
                                                 --------------------------
                                                 $ 41,860          $ 43,573
                                             ================================

      See accompanying notes to condensed consolidated financial statements.

                           ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ---------------------------------------
                                         1999      1998       1999      1998
                                      ---------------------------------------
Revenues                              $ 9,319   $10,887    $27,251   $32,360
Operating and product costs             7,061     8,778     20,702    25,967
                                      ---------------------------------------
  Gross profit                          2,258     2,109      6,549     6,393
Selling, general,
  and administrative expenses           2,477     2,905      7,272     9,352
                                      ---------------------------------------
  Operating loss                         (219)     (796)      (723)   (2,959)

Interest expense, net                    (290)     (369)      (871)     (980)
                                      ---------------------------------------

Loss before income taxes and equity in
 earnings of unconsolidated subsidiaries (509)   (1,165)    (1,594)   (3,939)
Income tax benefit                         --      (370)        --      (370)
                                      ---------------------------------------

Loss before equity in earnings
  of unconsolidated subsidiaries         (509)     (795)    (1,594)   (3,569)

Equity in earnings of
  unconsolidated subsidiaries             449       387      1,296     1,122
                                      ---------------------------------------

Loss from continuing operations           (60)     (408)      (298)   (2,447)
Discontinued operations, net of taxes
  Gain from operations                     --       543         --       575
                                      ---------------------------------------

Net income (loss)                     $   (60)  $   135    $  (298)  $(1,872)
                                      =======================================

Basic and diluted income
 (loss) per share:
  Continuing operations               $ (0.02)  $ (0.13)   $ (0.10)  $ (0.76)
  Discontinued operations                  --       .17         --       .18
                                      ---------------------------------------
  Net income (loss)                   $ (0.02)  $  0.04    $ (0.10)  $ (0.58)
                                      =======================================

Weighted average shares outstanding     2,977     3,208      2,977     3,208
                                      =======================================

     See accompanying notes to condensed consolidated financial statements.

                            ENStar Inc. and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30, (Unaudited)
                                 (In thousands)

                                                  1999                 1998
                                             ------------------------------
Net cash used in operating activities        $ (2,794)             $ (1,829)

Cash flows from investing activities
  Capital expenditures                           (122)                 (971)
  Other                                          (371)                   27
                                             ------------------------------

Net cash used in investing activities            (493)                 (944)
                                             ------------------------------

Cash flow from financing activities
  Proceeds from long-term debt                  1,103                 2,360
  Payments on long-term debt                   (4,007)                  (21)
  Proceeds from notes payable                  24,636                49,390
  Payments on notes payable                   (23,588)              (49,740)
  Purchase of Common Stock                         --                (1,875)
                                             --------------------------------

Net cash provided by (used in)
  financing activities                         (1,856)                  114
                                             --------------------------------

Net decrease in cash
  and cash equivalents                         (5,143)               (2,659)

Cash and cash equivalents
  at beginning of period                       17,155                 12,609
                                             --------------------------------

Cash and cash equivalents
  at end of period                           $ 12,012             $    9,950
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

     Results for the nine months ended September 30, 1999, may not necessarily Be indicative of the results to be expected for the full year.

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

     Results of operations of Transition are reflected as discontinued operations in the accompanying consolidated statement of operations. Operating results of Transition for the three and nine months ended September 30, 1998 were as follows:

                                         Three Months Ended   Nine Months Ended
                                         September 30, 1998   September 30, 1998
                                         ------------------   -----------------
          Revenues                             $ 6,851             $16,607
          Operating income                         912                 973
          Net income from
           discontinued operations                 543                 575

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

     The following sets forth the unaudited consolidated results of operations for the three and nine months ended September 30, 1998, as if this transaction had occurred as of January 1, 1998 (in thousands):

                                         Three Months Ended   Nine Months Ended
                                         September 30, 1998   September 30, 1998
                                         ------------------   ------------------
          Revenues                            $ 8,653             $24,745
          Loss from continuing operations        (257)             (1,704)
          Basic and diluted loss per
           share from continuing operations      (.08)               (.53)

                          ENStar Inc. and Subsidiaries
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

5.   Net Loss Per Share --

     The Company's basic and diluted net loss per share was computed by dividing the net loss by the weighted average number of outstanding common shares, as all common share equivalents relating to stock options were antidilutive during the periods presented. Options to purchase 412,250 and 359,250 shares of common stock with weighted average exercise prices of $7.72 and $7.78 were outstanding during the three and nine months ended September 30, 1999 and 1998, but were excluded from the computation of common share equivalents because they were antidilutive.

6.   Investment in Unconsolidated Subsidiaries --

     The Company's unconsolidated subsidiaries consist of its investments in CorVel and Vicom. Corvel is a health care services company with a fiscal year end of March 31. Vicom is a telecommunications company with a December 31 year end. Vicom is a non-reporting public company and since the Company's investment in Vicom is not considered to be material, summary financial statement information has not been provided. The following is unaudited summarized balance sheet and income statement information for CorVel as of, and for the nine month period ended September 30, 1999 (in thousands):

          Current assets                                    $ 47,810
          Total assets                                        72,628
          Current liabilities                                 11,810
          Noncurrent liabilities                               2,943
          Revenues                                           134,971
          Gross profit                                        24,320
          Net income                                           8,569

     At September 30, 1999, the fair value of the Company's investment in CorVel based on the closing market price was $45.1 million. This amount does not reflect the tax expense which would be incurred on the sale of these shares.

7.   Income Taxes --

     Deferred income taxes arise from temporary differences between financial and tax reporting. To the extent the Company's financial reporting basis in its investment in unconsolidated subsidiary exceeds its tax basis, and is not expected to be realized in a tax-free manner, the Company records a deferred tax liability. At September 30, 1999, the deferred tax liability includes a cumulative tax effect of approximately $5.6 million for the differences in the financial reporting and tax basis of the Company's investment in CorVel. This deferred tax liability is offset by deferred tax assets related to accrued expenses not deductible until paid and net operating loss carryforwards. No tax benefit has been recorded in either of the periods presented due to the additional valuation allowance recorded against the net deferred tax asset generated in the period.

                                 ENStar, Inc.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

8.   Contingencies --

     In connection with the February 1997 merger of North Star and Michael Foods, ENStar, through the operation of an indemnification agreement, is contingently liable for any, and all, liabilities arising from the activities of North Star, through, and including, the reorganization of North Star and Michael Foods. Under the terms of the indemnification agreement, the Company is required to maintain certain minimum levels of market capitalization or net worth for a period of five years.

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

     Certain financial information on the Company's segments is as follows:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                            1999      1998       1999     1998
                                         ------------------   -----------------
     Revenues - external
       Americable                        $ 4,777    $ 4,799   $13,658   $13,750
       Enstar Networking                   4,542      3,854    13,593    10,995
                                         ------------------   -----------------
                                         $ 9,319    $ 8,653   $27,251   $24,745
       ENC - business disposition             --      2,234        --     7,615
                                         ------------------   -----------------
          Total Revenues - external      $ 9,319    $10,887   $27,251   $32,360
                                         ==================   =================

     Revenues - intersegment
       Americable                        $    --    $    --   $    34   $    --
       ENC - business disposition             --        821        --     1,423
                                         ==================   =================
          Total Revenues - intersegment  $    --    $   821   $    34   $ 1,423
                                         ==================   =================

     Operating Income (Loss)
       Americable                        $   (48)   $   103   $    50   $   115
       Enstar Networking                       1       (499)      (96)   (1,605)
       Corporate                            (172)      (249)     (677)     (726)
                                         ------------------   -----------------
                                            (219)      (645)     (723)   (2,216)
     ENC - business disposition               --       (151)       --      (743)
                                         ------------------   -----------------
          Total Operating Loss           $  (219)   $  (796)  $  (723)  $(2,959)
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























                                     ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)

     The accompanying management discussion and analysis of results of operation reflects pro forma operating results of Enstar Networking exclusive of the Midwest region sold to Vicom ("ENC - business disposition"). In addition, results of operations are restated to give effect to discontinued operations as discussed in Note 3 to the Condensed Consolidated Financial Statements. The following are summarized operating results for ENStar's operating subsidiaries for the three and nine months ended September 30 (in thousands):

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                            1999      1998        1999     1998
                                         ------------------    -----------------
     Revenues
       Americable                        $ 4,777   $ 4,799     $13,692  $13,750
       Enstar Networking                   4,542     3,854      13,593   10,995
       Eliminations                           --        --         (34)      --
                                         ------------------    -----------------
       Pro Forma Revenues                  9,319     8,653      27,251   24,745
       ENC - business disposition             --     3,055          --    9,038
       Eliminations                           --      (821)         --   (1,423)
                                         ------------------    -----------------
          Total Revenues                 $ 9,319   $10,887     $27,251  $32,360
                                         ==================    =================

     Gross Profit
       Americable                        $ 1,226   $ 1,091     $ 3,545  $ 2,997
       Enstar Networking                   1,032       523       3,004    1,747
                                         ------------------    -----------------
       Pro Forma Gross Profit              2,258     1,614       6,549    4,744
       ENC - business disposition             --       495          --    1,649
                                         ------------------    -----------------
          Total Gross Profit             $ 2,258   $ 2,109     $ 6,549  $ 6,393
                                         ==================    =================

     Selling, General, and
      Administrative Expenses
       Americable                        $ 1,274   $   988     $ 3,495  $ 2,882
       Enstar Networking                   1,031     1,022       3,100    3,352
       Corporate                             172       249         677      726
                                         ------------------    -----------------
       Pro Forma S.G.&A. Expenses          2,477     2,259       7,272    6,960
       ENC - business disposition             --       646          --    2,392
                                         ------------------    -----------------
          Total Selling, General,
           and Administrative            $ 2,477   $ 2,905     $ 7,272  $ 9,352
                                         ==================    =================


     Operating Income (Loss)
       Americable                        $   (48)  $   103     $    50  $   115
       Enstar Networking                       1      (499)        (96)  (1,605)
       Corporate                            (172)     (249)       (677)    (726)
                                         ------------------    -----------------
       Pro Forma Operating Loss             (219)     (645)       (723)  (2,216)
       ENC - business disposition             --      (151)         --     (743)
                                         ------------------    -----------------
          Total Operating Loss           $  (219)  $  (796)    $  (723) $(2,959)
                                         ==================    =================


                                  ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 vs. THREE MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated pro forma revenues increased $666,000, or 7.7%, to $9,319,000 from $8,653,000 in 1998.

     Revenues at Americable were $4,777,000, relatively unchanged between periods. Sales of fiber optic products increased due to increased focus along with higher demand. This was offset by a reduction in sales of networking products by approximately $175,000, primarily due to lower demand.

     Revenues at Enstar Networking increased $688,000, or 17.9%, to
$4,542,000. During the quarter, sales of networking security products and services increased $1,606,000, or 525%, due primarily to higher demand. Offsetting this increase was approximately $670,000 of lower network integration products due primarily to lower demand.

     Consolidated pro forma gross profit, as a percent of revenues, increased to 24.2% in 1999, as compared to 18.7% in 1998. Increased margins at Americable from 22.7% to 25.7% are primarily due to higher margins on fiber optic products. Margins at Enstar Networking increased to 22.7% from 13.6%, primarily due to a shift in sales toward networking security products and services and away from lower margin structured wiring business.

     ENStar's consolidated pro forma selling, general, and administrative expenses increased $218,000, or 9.7%, to $2,477,000 from $2,259,000 in 1998.
Operating expenses at Americable were $1,274,000, an increase of $286,000. Included in this was an increase in selling expenses of approximately $147,000 due to the addition of sales and product support personnel. Enstar Networking's operating expenses were $1,031,000, relatively unchanged between periods. This includes approximately $49,000 of decreased administrative expenses due primarily to lower personnel costs. Corporate expenses decreased $77,000, or 30.9%, due primarily to lower professional fees.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


NINE MONTHS ENDED SEPTEMBER 30, 1999 vs. NINE MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated pro forma revenues increased $2,506,000, or 10.1%, to $27,251,000 from $24,745,000 in 1998.

     Revenues at Americable were $13,692,000, relatively unchanged between periods. Sales of networking products and value added assembly products increased approximately $753,000, or 8% primarily due to higher demand. This was offset by a reduction in sales of bulk cable of approximately $778,000, or 33%.

     Revenues at Enstar Networking increased $2,598,000, or 23.6%, to $13,593,000. Sales of networking security products and services increased $3,305,000, or 311%, due primarily to higher demand. Offsetting this increase was approximately $1,300,000 of lower structured wiring services and products due to a shift in focus to network integration and security services.

     Consolidated pro forma gross profit, as a percent of revenues, increased to 24% in 1999, as compared to 19.2% in 1998. Increased margins at Americable from 25.9% to 21.8% are primarily due to higher margins on connectivity products and fiber optic products. Margins at Enstar Networking increased to 22.1% from 15.9%, primarily due to a shift in sales toward networking security products and services and away from lower margin structured wiring business.

     ENStar's consolidated pro forma selling, general, and administrative expenses increased $312,000, or 4.5%, to $7,272,000 from $6,960,000 in 1998.
Operating expenses at Americable were $3,495,000, an increase of $613,000. Included in this was an increase in selling expenses of approximately
$391,000 due to the addition of sales and product support personnel. Enstar Networking's operating expenses decreased to $3,100,000 from $3,352,000 in 1998. This includes approximately $308,000 of decreased administrative expenses due primarily to lower personnel costs. Corporate expenses decreased to $677,000 from $726,000 in 1998, primarily due to lower professional fees.

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

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY

     ENStar has experienced cash flow deficits from operations due primarily to the losses incurred at its operating companies. Cash used in operations was $2,794,000 in 1999 versus $1,829,000 in 1998.

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

     The Company maintains a program (the "Debenture Program") whereby it sells subordinated debentures of various maturities to primarily individual investors. The debentures are offered on a continuous basis at interest rates that change from time to time depending on market conditions. At September 30, 1999, the Company had $16,099,000 principal amount of subordinated debentures outstanding with weighted average interest rate of 10%. Long-term debt proceeds includes approximately $595,000 of new debentures sold and $508,000 of compounded interest for the nine months ended September 30, 1999. Approximately $4.9 million of debentures are scheduled to mature during 1999, of which approximately $4 million have been redeemed. As of September 30, 1999, the Company was not offering debentures for sale due to the pending transaction by the majority shareholder to purchase the outstanding minority shares. See note 12 for additional discussion on this transaction.

     Americable and Enstar Networking maintain a credit agreement that provides a revolving line of credit facility of up to $4 million and a $1 million swing line loan, both of which expire July 19, 2001, and carry an interest rate of prime plus .5% (8.75% at September 30, 1999). At September 30, 1999, there were outstanding borrowings of $2,728,000, and approximately $2,186,000 of available borrowings. Borrowings under the line of credit facility are based upon the lesser of $4 million or a defined borrowing base of eligible accounts receivable and inventory as defined in the agreement. The agreement contains certain restrictive covenants, the most significant of which are capital expenditure limitations and the maintenance of certain levels of tangible net worth. This agreement is collateralized by substantially all assets of the companies.

                                     ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

     In March 1998, the Company announced a stock repurchase plan pursuant to which the Company could repurchase up to 350,000 shares of its common stock from time-to-time in open market or privately negotiated transactions. The Company has repurchased no shares during 1999. Through December 31, 1998, 290,266 shares had been repurchased at an average price of $6.46 per share for an aggregate cost of approximately $1,875,000.

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

     ENStar expects to be able to fund its working capital and capital expenditures along with any repurchases of common stock for 1999 with cash flow from operations along with available cash and cash equivalents and amounts available under the credit facilities of its operating companies.
At November 5, 1999, ENStar had approximately $11.5 million of cash and cash equivalents, excluding cash of its operating subsidiaries.

YEAR 2000 ISSUES

         General. The Company has completed a preliminary assessment of Year 2000 compliance with respect to the holding company as well as its operating subsidiaries and is currently modifying its systems to accommodate the Year 2000. The Year 2000 problem relates to the fact that many computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The Company commenced its assessment of Year 2000 Compliance in January 1998, and expects to complete its Year 2000 remediation efforts in the fourth quarter of 1999.

                                    ENStar Inc.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Continued)


YEAR 2000 ISSUES (CONTINUED)

     Company Systems. The Company has determined that through normal recurring system upgrades, the majority of the Company's computer hardware and software systems covering its operations, including business processes and financial systems, are currently Year 2000 compliant.

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

     Contingency Plans. The Company has not yet established contingency plans in the event that it is unable to complete its remediation efforts by December 31, 1999. These contingency plans are expected to be developed by the end of the fourth quarter of 1999.

     Costs. The total cost to upgrade the Company's systems to Year 2000 compliance are expected to be approximately $17,000, of which approximately $7,000 has been spent to date.

                                   ENStar Inc.
                 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     MARKET RISK SENSITIVE INSTRUMENTS

     There were no material changes in the Company's market risk during the nine months ended September 30, 1999.

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

              Exhibit 27.1  Financial Data Schedule

         (b) The Company filed a report on Form 8-K on July 21, 1999, reporting execution of a letter of intent under Item 5. The letter of intent related to the transaction described in Note 12 to the ENStar Inc. Notes to Consolidated Financial Statements included in Item 1 of this report.

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




Date     November 12, 1999                 by    /s/ Jeffrey J. Michael
       ---------------------------         ----------------------------
                                           Jeffrey J. Michael
                                           President and Chief Executive Officer


Date     November 12, 1999                 by    /s/ Peter E. Flynn
       ---------------------------         ----------------------------
                                           Peter E. Flynn
                                           Executive Vice President
                                           and Secretary (principal
                                           financial and accounting officer)